Form 10-Q
period 2008-06-30
Citigroup Abingdon Futures Fund LP
filed 2008-08-14
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

OR ( ) TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-50735

CITIGROUP ABINGDON FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	20-3845005

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue - 25th Fl.
New York, New York 10022
(Address of principal executive offices) (Zip Code)

(212) 559-2011
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes     No X

As of July 31, 2008, 92,091.0177 Limited Partnership Redeemable Units were outstanding.

CITIGROUP ABINGDON FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and the three months ended June 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to June 30, 2007. (unaudited)	4

	Statements of Cash Flows for the three and six months ended June 30, 2008 and the three months ended June 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to June 30, 2007. (unaudited)	5

	Notes to Financial Statements, including the Financial Statements of CMF Winton Master L.P. (unaudited)	6 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 23

Item 4.	Controls and Procedures	24

PART II - Other Information		25 – 27

PART I

Item 1. Financial Statements

Citigroup Abingdon Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Master, at fair value	$125,861,606	$92,500,711
Cash	33,607	41,333
Distribution receivable	144,388	184,364

Total assets	$126,039,601	$92,726,408

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$472,631	$347,707
Management fees	209,214	153,922
Administrative fees	52,304	38,480
Incentive fees	1,194,909	585,853
Other	34,008	21,521
Due to CGM for offering costs	37,186	62,449
Redemptions payable	11,681,783	821,460

Total liabilities	13,682,035	2,031,392

Partners’ Capital:
General Partner 1,732.0884 Unit equivalents outstanding in 2008 and 2007	2,061,081	1,805,581
Limited Partners’ 92,690.6701 and 85,271.2078 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	110,296,485	88,889,435

Total partners’ capital	112,357,566	90,695,016

Total liabilities and partners’ capital	$126,039,601	$92,726,408

See accompanying notes to financial statements

Citigroup Abingdon Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

				Period from
				February 1, 2007
				(commencement of
	Three Months Ended		Six Months Ended	trading operations)
	June 30,		June 30,	to June 30,
	2008	2007	2008	2007

Income:
Net realized gains (losses) on closed positions allocated from Master	$2,377,235	$5,958,121	$17,382,512	$4,086,590
Change in net unrealized gains (losses) on open positions allocated from Master	5,710,634	(130,835)	3,391,342	(162,053)
Interest income allocated from Master	334,168	460,351	764,387	573,619
Expenses allocated from Master	(26,576)	(28,437)	(66,612)	(42,307)

Total income (loss)	8,395,461	6,259,200	21,471,629	4,455,849

Expenses:
Brokerage commissions	1,309,912	563,916	2,516,167	689,156
Management fees	579,835	249,613	1,113,766	305,035
Administrative fees	144,959	62,403	278,442	76,259
Incentive fees	1,194,909	556,106	3,341,970	556,106
Other	52,896	20,566	90,989	34,416

Total expenses	3,282,511	1,452,604	7,341,334	1,660,972

Net income (loss)	5,112,950	4,806,596	14,130,295	2,794,877
Additions — Limited Partners	27,093,000	30,565,000	40,827,000	53,689,000
Additions — General Partner	—	1,526,076	—	1,527,076
Redemptions — Limited Partners	(18,560,370)	—	(33,294,745)	—

Net increase (decrease) in partners’ capital	13,645,580	36,897,672	21,662,550	58,010,953
Partners’ Capital, beginning of period	98,711,986	21,113,281	90,695,016	—

Partners’ Capital, end of period	$112,357,566	$58,010,953	$112,357,566	$58,010,953

Net Asset Value per Unit (94,422.7585 and 59,292.4269 Units outstanding at June 30, 2008 and 2007, respectively)	$1,189.94	$978.39	$1,189.94	$978.39

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$48.77	$100.68	$147.51	$(21.61)

See accompanying notes to financial statements

Citigroup Abingdon Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

				Period from
				February 1, 2007
				(commencement of
	Three Months Ended		Six Months Ended	trading operations)
	June 30,		June 30,	to June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$5,112,950	$4,806,596	$14,130,295	$2,794,877
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(27,093,000)	(32,091,076)	(40,827,000)	(55,316,076)
Proceeds from sale of investment in Master	21,403,700	688,004	28,977,710	768,659
Net change in unrealized (appreciation) depreciation on investment in Master	(8,354,167)	(6,259,200)	(21,511,605)	(4,455,849)
(Increase) decrease in distribution receivable	(41,294)	—	39,976	—
Accrued expenses:
Increase (decrease) in brokerage commissions	52,753	141,268	124,924	221,304
Increase (decrease) in management fees	23,375	62,535	55,292	97,952
Increase (decrease) in administrative fees	5,844	15,633	13,824	24,488
Increase (decrease) in incentive fees	(952,152)	556,106	609,056	556,106
Increase (decrease) in other	(10,438)	9,201	12,487	22,375

Net cash provided by (used in) operating activities	(9,852,429)	(32,070,933)	(18,375,041)	(55,286,164)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	27,093,000	30,565,000	40,827,000	53,789,000
Proceeds from additions — General Partner	—	1,526,076	—	1,527,076
Payments for redemptions — Limited Partners	(17,244,881)	—	(22,434,422)	—
Payments for offering costs	(12,897)	(10,869)	(25,263)	(14,388)

Net cash provided by (used in) financing activities	9,835,222	32,080,207	18,367,315	55,301,688

Net change in cash	(17,207)	9,274	(7,726)	15,524
Cash, at beginning of period	50,814	6,250	41,333	—

Cash, at end of period	$33,607	$15,524	$33,607	$15,524

Non-cash financing activities:
Change in redemptions payable	$1,315,489	$—	$10,860,323	$—

See accompanying notes to financial statements

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Citigroup Abingdon Futures Fund L.P. (the “Partnership”) is a limited partnership which was formed on November 8, 2005, under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership and commodity pool operator. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

On February 1, 2007, the Partnership invested substantially all of its capital in the CMF Winton Master L.P. (the “Master”), a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 Redeemable Units of the Master with cash equal to $12,945,000. The Master was formed in order to permit accounts managed by Winton Capital Management Limited (the “Advisor”) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

The financial statements of the Master, including the Schedule of Investments are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

At June 30, 2008 and December 31, 2007, the Partnership owned approximately 22.2% and 20.2%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations, changes in partners’ capital and cash flows for the three and six months ended June 30, 2008 and the three months ended June 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to June 30, 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-12 G filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007 filed on April 30, 2008 and amended on May 21, 2008 and August 14, 2008.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

The Master’s Statements of Financial Condition and Schedule of Investments as of June 30, 2008 and December 31, 2007 and Statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 are presented below:

CMF Winton Master L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (restricted $37,323,896 and $38,923,845 in 2008 and 2007, respectively)	$544,576,033	$453,943,515
Net unrealized appreciation on open futures contracts	21,177,018	8,112,545
Unrealized appreciation on open forward contracts	1,460,984	1,858,698

	567,214,035	463,914,758
Interest receivable	728,268	1,028,543

Total assets	$567,942,303	$464,943,301

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$770,327	$3,380,482
Accrued expenses:
Other	17,914	23,230
Redemption payable	—	3,465,913
Distribution payable	728,268	1,028,543

Total liabilities	1,516,509	7,898,168

Partners’ Capital:
Limited Partners’ Capital, 294,567.6577 and 287,763.7942 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	566,425,794	457,045,133

Total liabilities and partners’ capital	$567,942,303	$464,943,301

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Winton Master L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners
	Fair Value	Capital

Futures Contracts Purchased

Currencies	$2,595,161	0.46%
Energy	2,123,174	0.37
Grains	3,713,967	0.66
Indices	(338,237)	(0.06)
Interest Rates Non-U.S.	403	0.00 *
Interest Rates U.S.	674,805	0.12
Livestock	(43,863)	(0.01)
Metals	408,968	0.07
Softs	1,289,984	0.23

Total futures contracts purchased	10,424,362	1.84

Futures Contracts Sold

Currencies	189,856	0.03
Indices	6,664,111	1.18
Interest Rates Non-U.S.	3,847,049	0.68
Livestock	97,490	0.02
Lumber	1,518	0.00 *
Softs	(47,368)	(0.01)

Total futures contracts sold	10,752,656	1.90

Unrealized Appreciation on Forward Contracts

Metals	1,460,984	0.26

Total unrealized appreciation on forward contracts	1,460,984	0.26

Unrealized Depreciation on Forward Contracts

Metals	(770,327)	(0.14)

Total unrealized depreciation on forward contracts	(770,327)	(0.14)

Total fair value	$21,867,675	3.86%

*	Due to rounding

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Winton Master L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners
	Fair Value	Capital

Futures Contracts Purchased

Currencies	$(1,346,736)	(0.29)%
Energy	2,391,339	0.52
Grains	4,780,769	1.05
Indices	482,992	0.10
Interest Rates U.S.	145,156	0.03
Interest Rates Non-U.S.	1,045,608	0.23
Livestock	(62,428)	(0.01)
Metals	1,901,510	0.41
Softs	27,817	0.01

Total futures contracts purchased	9,366,027	2.05

Futures Contracts Sold

Currencies	(151,864)	(0.03)
Energy	(326,420)	(0.07)
Indices	96,301	0.02
Interest Rates U.S.	(9,475)	(0.00)*
Interest Rates Non-U.S.	(183,209)	(0.04)
Livestock	159,920	0.03
Lumber	2,805	0.00 *
Metals	1,950	0.00 *
Softs	(843,490)	(0.18)

Total futures contracts sold	(1,253,482)	(0.27)

Unrealized Appreciation on Open Forward Contracts

Metals	1,858,698	0.40

Total unrealized appreciation on open forward contracts	1,858,698	0.40

Unrealized Depreciation on Open Forward Contracts

Metals	(3,380,482)	(0.74)

Total unrealized depreciation on open forward contracts	(3,380,482)	(0.74)

Total fair value	$6,590,761	1.44%

*	Due to rounding

See accompanying notes to financial statements.

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Winton Master L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	10,503,195	40,029,968	83,068,424	23,217,800
Change in net unrealized gains (losses) on open positions	26,034,336	3,538,017	15,276,914	(1,309,179)

Gain (loss) from trading, net	36,537,531	43,567,985	98,345,338	21,908,621
Interest income	1,727,729	3,746,974	4,069,531	7,059,858

Total income (loss)	38,265,260	47,314,959	102,414,869	28,968,479

Expenses:
Clearing fees	113,528	193,256	299,671	473,780
Other expenses	9,436	10,627	17,331	21,253

Total expenses	122,964	203,883	317,002	495,033

Net income (loss)	38,142,296	47,111,076	102,097,867	28,473,446
Additions — Limited Partners	37,716,677	56,945,584	71,840,414	108,531,794
Redemptions — Limited Partners	(45,597,431)	(7,829,204)	(60,488,089)	(16,698,114)
Distribution of interest income to feeder funds	(1,727,729)	(3,746,974)	(4,069,531)	(7,059,858)

Net increase (decrease) in Partners’ Capital	28,533,813	92,480,482	109,380,661	113,247,268
Partners’ Capital, beginning of period	537,891,981	293,649,944	457,045,133	272,883,158

Partners’ Capital, end of period	566,425,794	386,130,426	566,425,794	386,130,426

Net Asset Value per Redeemable Unit (294,567.6577 and 267,534.3100 Units outstanding at June 30, 2008 and 2007, respectively)	$1,922.91	$1,443.30	$1,922.91	$1,443.30

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$129.68	$184.27	$348.51	$105.65

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Winton Master L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$38,142,296	$47,111,076	$102,097,867	$28,473,446
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(5,402,288)	(5,175,141)	1,599,949	10,789,111
(Increase) decrease in net unrealized appreciation on open futures contracts	(21,177,018)	(8,030,848)	(13,064,473)	(1,534,993)
(Increase) decrease in unrealized appreciation on open forward contracts	(960,469)	1,250,149	397,714	1,938,649
(Increase) decrease in interest receivable	(171,676)	(157,705)	300,275	(298,229)
Increase (decrease) in net unrealized depreciation on open futures contracts	(3,671,074)	—	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(225,775)	3,242,682	(2,610,155)	905,523
Accrued expenses:
Increase (decrease) in other	(2,601)	5,827	(5,316)	6,999

Net cash provided by (used in) operating activities	6,531,395	38,246,040	88,715,861	40,280,506

Cash flows from financing activities:
Proceeds from additions — Limited Partners	37,716,677	56,945,584	72,816,034	108,531,794
Payments for redemptions — Limited Partners	(45,597,431)	(7,829,204)	(64,929,622)	(16,698,114)
Distribution of interest income to feeder funds	(1,556,053)	(3,589,269)	(4,369,806)	(6,761,629)

Net cash provided by (used in) financing activities	(9,436,807)	45,527,111	3,516,606	85,072,051

Net change in unrestricted cash	(2,905,412)	83,773,151	92,232,467	125,352,557
Unrestricted cash, at beginning of period	510,157,549	261,292,674	415,019,670	219,713,268

Unrestricted cash, at end of period	$507,252,137	$345,065,825	$507,252,137	$345,065,825

Non-cash financing activities:
Change in distribution payable	$171,676	$157,705	$(300,275)	$298,229

Change in redemptions payable	$—	$—	$(3,465,913)	$—

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 and the three months ended June 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to June 30, 2007 were as follows:

				Period from
				February 1, 2007
				(commencement of
	Three Months Ended		Six Months Ended	trading operations)
	June 30,		June 30,	to June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) allocated from Master*	$64.69	$108.61	$189.90	$(15.21)
Interest income allocated from Master	3.32	8.93	7.97	15.08
Expenses**	(19.24)	(16.86)	(50.36)	(21.48)

Increase (decrease) for the period	48.77	100.68	147.51	(21.61)
Net Asset Value per Redeemable Unit, beginning of period	1,141.17	877.71	1,042.43	1,000.00

Net Asset Value per Redeemable Unit, end of period	1,189.94	978.39	1,189.94	978.39
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	0.35	1.38	0.35	1.38

Redemption/subscription value per Redeemable Unit, end of period***	$1,190.29	$979.77	$1,190.29	$979.77

*	Includes Partnership brokerage commissions and expenses allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering and organization costs will not reduce redemption/subscription net asset value per redeemable unit.

				Period from
				February 1, 2007
				(commencement of
	Three Months Ended		Six Months Ended	trading operations)
	June 30,		June 30,	to June 30,
	2008	2007	2008	2007

Ratio to average net assets:****
Net investment income (loss) before incentive fees*****	(6.7)%	(4.0)%	(6.5)%	(3.5)%

Operating expenses	8.0%	8.0%	8.0%	7.0%
Incentive fees	1.1%	1.3%	3.3%	1.5%

Total expenses	9.1%	9.3%	11.3%	8.5%

Total return:
Total return before incentive fees	5.4%	12.5%	17.5%	(1.2)%
Incentive fees	(1.1)%	(1.0)%	(3.3)%	(1.0)%

Total return after incentive fees	4.3%	11.5%	14.2%	(2.2)%

****	Annualized (other than incentive fee)

*****	Interest income allocated from Master less total expenses

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$123.81	$169.77	$334.70	$75.94
Interest income	5.90	14.52	13.86	29.78
Expenses **	(0.03)	(0.02)	(0.05)	(0.07)

Increase (decrease) for the period	129.68	184.27	348.51	105.65
Distribution of interest to feeder funds	(5.90)	(14.52)	(13.86)	(29.78)
Net Asset Value per Unit, beginning of period	1,799.13	1,273.55	1,588.26	1,367.43

Net Asset Value per Unit, end of period	$1,922.91	$1,443.30	$1,922.91	$1,443.30

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss)****	1.2%	4.2%	1.5%	4.1%

Operating expense	0.1%	0.2%	0.1%	0.3%

Total return	7.2%	14.5%	21.9%	7.7%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partners’ income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts through its investment in the Master in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2008 and December 31, 2007, based on a monthly calculation, were $13,922,574 and $13,531,584, respectively. The fair values of these commodity interests,

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

including options written thereon, if applicable, at June 30, 2008 and December 31, 2007, were $21,867,675 and $6,590,761, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

4.  Fair Value Measurements:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$125,861,606	$—	$125,861,606	$—

Total fair value	$125,861,606	$—	$125,861,606	$—

Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partner’s Capital.

Fair Value Measurements.  The Master adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3)

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$21,177,018	$21,177,018	$—	$—
Forwards	1,460,984	—	1,460,984	—

Total assets	22,638,002	21,177,018	1,460,984	—

Liabilities
Forwards	$770,327	$—	$770,327	$—

Total liabilities	770,327	—	770,327	—

Total fair value	$21,867,675	$21,177,018	$690,657	$—

5.  Financial Instrument Risks:

In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. The Master may trade commodity options. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Master. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master, has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in Master, cash and distribution receivable. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership capital increased 23.9% from $90,695,016 to $112,357,566. This increase was attributable to net income from operations of $14,130,295 coupled with additional sales of 36,423.5409 Redeemable Units of Limited Partnership totaling $40,827,000, which was partially offset by the redemption of 29,004.0786 Redeemable Units of Limited Partnership Interest totaling $33,294,745. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2008, the Master’s capital increased 23.9% from $457,045,133 to $566,425,794. This increase was attributable to net income from operations of $102,097,867 coupled with additional sales of 41,112.2090 Redeemable Units of Limited Partnership totaling $71,840,414, which was partially offset by the redemption of 34,308.3455 Redeemable Units of Limited Partnership Interest totaling $60,488,089 and distribution of interest income to feeder funds totaling $4,069,531. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$125,861,606	$—	$125,861,606	$—

Total fair value	$125,861,606	$—	$125,861,606	$—

Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Master adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$21,177,018	$21,177,018	$—	$—
Forwards	1,460,984	—	1,460,984	—

Total assets	22,638,002	21,177,018	1,460,984	—

Liabilities
Forwards	$770,327	$—	$770,327	$—

Total liabilities	770,327	—	770,327	—

Total fair value	$21,867,675	$21,177,018	$690,657	$—

Income and Expenses Recognition.  All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. The Master’s income and expense recognition is discussed in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Forward Foreign Currency Contracts.  Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2007.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s second quarter of 2008 the Net Asset Value per Redeemable Unit increased 4.3% from $1,141.17 to $1,189.94 as compared to an increase of 11.5% in the second quarter of 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and change in unrealized gains (losses) on open positions and investment in other partnerships) before brokerage commissions and related fees in the second quarter of 2008 of $8,087,869. Gains were primarily attributable to the trading of commodity futures in currencies, indices, non-U.S. interest rates, energy, lumber, grains, softs and were partially offset by losses in U.S. interest rates, metals and livestock. The Partnership experienced a net trading gain before brokerage commissions and fees in the second quarter of 2007 of $5,827,286. Gains were primarily attributable to the trading of commodity futures in currencies, indices, non-U.S. interest rates, energy, lumber, grains, softs, livestock and were partially offset by losses in U.S. interest rates, lumber and metals.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in currencies, energy, grains, global fixed income, soft commodities and stock indices while losses were seen in U.S. fixed income, livestock and metals.

In the currencies sector, gains were recorded in emerging market currencies and cross currencies although relatively smaller losses were recorded in the trading of currencies of developed countries as the U.S. Dollar recovered from the lows established in the first quarter of the year. Preliminary economic data suggested that the U.S. economy was not as bad as was perceived before. In the energy sector, long-term bullish trend in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. In the grains sector, fundamental supply constraints contributed to the record prices as the bullish trend continued. Corn and soybean complex contributed to the gains. Gains were recorded in global fixed income markets. While the U.S. economy showed signs of slowing, European economies demonstrated inflationary tendencies with some specific sectors showing signs of economic weakness. In soft commodities, strong gains were seen in cocoa while smaller losses were recorded in cotton and sugar. In the stock index futures, reversal of the bearish trend earlier in the quarter contributed to some losses, however, strong gains were recorded in June as the international equity markets went through a massive correction into the bear market territory.

The U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures on the economy to a more hawkish stance towards inflation. Losses were seen in live cattle and lean hogs in the livestock sector. Trading was mixed in the metals sector as gains in some industrial metals were offset by losses in some precious metals.

During the Partnership’s six months ended June 30, 2008, the Net Asset Value per Redeemable Unit increased 14.2% from $1,042.43 to $1,189.94 as compared to a decrease of 2.2% in the period from February 1, 2007 to June 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in other partnerships) before brokerage commissions and related fees in the six months ended June 30, 2008 of $20,773,854. Gains were primarily attributable to the trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates, metals, energy, lumber, grains, softs and were partially offset by losses in livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2007 of $3,924,537. Gains were primarily attributable to the trading of commodity futures in currencies, indices, non-U.S. interest rates, lumber, grains, softs, livestock and were partially offset by losses in U.S. interest rates, energy, lumber and metals.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and the Master) expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three month ended June 30, 2008 decreased by $126,183 and in the six month ended June 30, 2008 increased by $190,768, respectively as compared to the three months ended June 30, 2007 and the period from February 21, 2007 to June 30, 2007. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended June 30, 2008 and the increase is due to an increase in net assets during the six months ended June 30, 2008 as compared to the three months ended June 30, 2007 and the period from February 21, 2007 to June 30, 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2008 increased by $745,996 and $1,827,011, respectively as compared to the three months ended June 30, 2007 and the period from February 21, 2007 to June 30, 2007. The increase in brokerage commissions and fees is due to higher net assets during the three and six months ended June 30, 2008 as compared to the three months ended June 30, 2007 and the period from February 21, 2007 to June 30, 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 increase by $330,222 and $808,731, respectively as compared to the three months ended June 30, 2007 and the period from February 21, 2007 to June 30, 2007. The increase in management fees is due to higher net assets during the three and six months ended June 30, 2008 as compared to the three months ended June 30, 2007 and the period from February 21, 2007 to June 30, 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2008 increased by $82,556 and $202,183 as compared to the three months ended June 30, 2007 and the period from February 21, 2007 to June 30, 2007. The increase in administrative fees is due to an increase in net assets during the three and six months ended June 30, 2008 as compared to the three months ended June 30, 2007 and the period from February 21, 2007 to June 30, 2007.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $1,194,909 and $3,341,970, respectively. Trading performance for the three months ended June 30, 2007 and the period from February 21, 2007 to June 30, 2007 resulted in incentive fees of $556,106.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s main line of business.

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open positions and the liquidity of the markets in which it trades.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2008 and the highest, lowest and average values during the three months ended June 30, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2008, the Master’s total capital was $566,425,794. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Registration Statement on Form 10-12G filed on April 30, 2008 as amended on May 21, 2008 and August 14, 2008.

June 30, 2008
(Unaudited)

			Three Months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$3,803,627	0.67%	$5,762,547	$3,711,917	$4,396,103
Energy	4,144,950	0.73%	5,618,000	3,028,550	4,165,400
Grains	2,799,144	0.50%	3,880,322	1,912,675	2,781,729
Interest Rates U.S.	2,167,200	0.38%	2,615,600	160,797	1,198,017
Interest Rates Non-U.S.	4,659,574	0.82%	5,714,598	1,875,349	4,632,906
Livestock	135,970	0.02%	346,800	53,775	212,283
Lumber	3,300	0.00%**	3,300	2,200	3,300
Metals:
– Exchange Traded Contracts	1,394,750	0.25%	2,028,500	1,125,750	1,594,667
– OTC Contracts	1,647,127	0.29%	1,718,310	1,009,998	1,632,542
Softs	679,622	0.12%	1,498,048	625,308	852,049
Indices	10,589,074	1.87%	10,676,120	2,612,290	7,121,637

Total	$32,024,338	5.65%

*	Average of Month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Partnership’s Registration Statement on Form 10-12G filed on April 30, 2008 as amended on May 21, 2008 and August 14, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from

Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Partnership’s Registration Statement on Form 10-12G filed on April 30, 2008 as amended on May 21, 2008 and August 14, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2008, there were additional sales of 23,835.9843 Redeemable Units totaling $27,093,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2008 - April 30, 2008	4,742.4482	$1,123.98	N/A	N/A
May 1, 2008 - May 31, 2008	1,357.5320	$1,140.43	N/A	N/A
June 1, 2008 - June 30, 2008	9,814.2326	$1,190.29	N/A	N/A
	15,914.2128	$1,166.28

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Registration Statement on Form 10-12G filed on April 30, 2008, as amended on May 21, 2008 and August 14, 2008.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification

(Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification

(Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification

(Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification

(Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP ABINGDON FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: August 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: August 14, 2008