Form 10-Q
period 2008-09-30
Citigroup Abingdon Futures Fund LP
filed 2008-11-14
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

OR ( ) TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-53210

CITIGROUP ABINGDON FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	20-3845005

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
55 East 59th Street - 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes     No X

As of October 31, 2008, 88,776.9490 Limited Partnership Redeemable Units were outstanding.

CITIGROUP ABINGDON FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007. (unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2008 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007. (unaudited)	5

	Notes to Financial Statements, including the Financial Statements of CMF Winton Master L.P. (unaudited)	6 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 22

Item 4T.	Controls and Procedures	23

PART II - Other Information		24 – 26
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Citigroup Abingdon Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Investment in Master, at fair value	$111,209,958	$92,500,711
Cash	48,836	41,333
Distribution receivable	77,748	184,364

Total assets	$111,336,542	$92,726,408

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$417,494	$347,707
Management fees	184,819	153,922
Administrative fees	46,205	38,480
Incentive fees	—	585,853
Other	22,913	21,521
Due to CGM for offering costs	23,727	62,449
Redemptions payable	2,267,970	821,460

Total liabilities	2,963,128	2,031,392

Partners’ Capital:
General Partner 2,621.7839 and 1,732.0884 Unit equivalents outstanding in 2008 and 2007, respectively	2,844,714	1,805,581
Limited Partners’ 97,258.6386 and 85,271.2078 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	105,528,700	88,889,435

Total partners’ capital	108,373,414	90,695,016

Total liabilities and partners’ capital	$111,336,542	$92,726,408

See accompanying notes to financial statements

Citigroup Abingdon Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

				Period from
				February 1, 2007
				(commencement of
	Three Months Ended		Nine Months Ended	trading operations)
	September 30,		September 30,	to September 30,
	2008	2007	2008	2007

Income:
Net realized gains (losses) on closed positions allocated from Master	$(3,844,998)	$(375,995)	$13,537,514	$3,710,595
Change in net unrealized gains (losses) on open positions allocated from Master	(4,638,058)	4,030,166	(1,246,716)	3,868,113
Interest income allocated from Master	327,381	632,073	1,091,768	1,205,692
Expenses allocated from Master	(26,406)	(36,113)	(93,017)	(78,420)

Total income (loss)	(8,182,081)	4,250,131	13,289,549	8,705,980

Expenses:
Brokerage commissions	1,233,219	828,683	3,749,387	1,517,839
Management fees	545,901	366,841	1,659,667	671,876
Administrative fees	136,475	91,710	414,917	167,969
Incentive fees	—	462,415	3,341,970	1,018,521
Other	108,736	20,356	199,725	54,772

Total expenses	2,024,331	1,770,005	9,365,666	3,430,977

Net income (loss)	$(10,206,412)	$2,480,126	$3,923,883	$5,275,003
Additions — Limited Partners	14,037,000	20,308,000	54,864,000	73,997,000
Additions — General Partner	1,000,000		1,000,000	1,527,076
Redemptions — Limited Partners	(8,814,740)	(1,418,724)	(42,109,485)	(1,418,724)

Net increase (decrease) in partners’ capital	(3,984,152)	21,369,402	17,678,398	79,380,355
Partners’ Capital, beginning of period	112,357,566	58,010,953	90,695,016	—

Partners’ Capital, end of period	$108,373,414	$79,380,355	$108,373,414	$79,380,355

Net Asset Value per Unit (99,880.4225 and 78,825.2821 Units outstanding at September 30, 2008 and 2007, respectively)	$1,085.03	$1,007.04	$1,085.03	$1,007.04

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(104.91)	$28.65	$42.60	$7.04

See accompanying notes to financial statements

Citigroup Abingdon Futures Fund L.P.
Statements of Cash Flows
(Unaudited)

		Period from
		February 1, 2007
		(commencement of
	Nine Months Ended	trading operations)
	September 30,	to September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$3,923,883	$5,275,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(55,864,000)	(75,624,076)
Proceeds from sale of investment in Master	50,550,918	3,343,140
Net change in unrealized (appreciation) depreciation on investment in Master	(13,396,165)	(8,705,980)
(Increase) decrease in distribution receivable	106,616	—
Accrued expenses:
Increase (decrease) in brokerage commissions	69,787	303,711
Increase (decrease) in management fees	30,897	134,454
Increase (decrease) in administrative fees	7,725	33,614
Increase (decrease) in incentive fees	(585,853)	462,415
Increase (decrease) in other	1,392	13,843

Net cash provided by (used in) operating activities	(15,154,800)	(74,763,876)
Cash flows from financing activities:
Proceeds from additions — Limited Partners	54,864,000	74,097,000
Proceeds from additions — General Partner	1,000,000	1,527,076
Payments for redemptions — Limited Partners	(40,662,975)	(827,405)
Payments for offering costs	(38,722)	(25,707)

Net cash provided by (used in) financing activities	15,162,303	74,770,964

Net change in cash	7,503	7,088
Cash, at beginning of period	41,333	—

Cash, at end of period	$48,836	$7,088

See accompanying notes to financial statements

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
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

On February 1, 2007, the Partnership invested substantially all of its capital in the CMF Winton Master L.P. (the “Master”), a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 Redeemable Units of the Master with cash equal to $12,945,000. The Master was formed in order to permit accounts managed then or in the future by Winton Capital Management Limited (the “Advisor”) using the Diversified Program, the Advisor’s proprietary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At September 30, 2008 and December 31, 2007, the Partnership owned approximately 22.8% and 20.2%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statement of Financial Condition, Schedules of Investments, Statements of Income and Expenses and Partners’ Capital and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007 and the results of its operations, changes in partners’ capital for the three and nine months ended September 30, 2008, and the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007 and cash flows for the nine months ended September 30, 2008 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-12 G filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007 filed on April 30, 2008 and amended on May 21, 2008, on August 14, 2008 and November 5, 2008.

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

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

The Master’s Statements of Financial Condition and Schedule of Investments as of September 30, 2008 and December 31, 2007 and Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007 and Statements of Cash Flows for the nine months ended September 30, 2008 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007 are presented below:

CMF Winton Master L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash	$466,092,662	$415,019,670
Cash margin	22,939,816	38,923,845
Net unrealized appreciation on open futures contracts	—	8,112,545
Unrealized appreciation on open forward contracts	1,094,829	1,858,698

	490,127,307	463,914,758
Interest receivable	380,587	1,028,543

Total assets	$490,507,894	$464,943,301

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,143,806	$—
Unrealized depreciation on open forward contracts	49,744	3,380,482
Accrued expenses:
Other	23,656	23,230
Redemption payable	—	3,465,913
Distribution payable	380,587	1,028,543

Total liabilities	1,597,793	7,898,168

Partners’ Capital:
Limited Partners’ Capital, 274,546.6529 and 287,763.7942 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	488,910,101	457,045,133

Total liabilities and partners’ capital	$490,507,894	$464,943,301
	,

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Winton Master L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners
	Fair Value	Capital
Futures Contracts Purchased
Currencies	$(893,543)	(0.18)%
Energy	(450,772)	(0.09)
Grains	(2,595,660)	(0.53)
Interest Rates Non-U.S.	1,318,917	0.27
Interest Rates U.S.	(759,917)	(0.16)
Metals	(15,230)	(0.00)*
Softs	(287,822)	(0.06)

Total futures contracts purchased	(3,684,027)	(0.75)

Futures Contracts Sold
Currencies	(746,058)	(0.15)
Energy	116,000	0.02
Grains	1,689	0.00 *
Indices	2,823,238	0.58
Interest Rates Non-U.S.	(504,935)	(0.10)
Interest Rates U.S.	888	0.00 *
Livestock	357,295	0.07
Lumber	7,865	0.00 *
Metals	(20,412)	(0.00)*
Softs	504,651	0.10

Total futures contracts sold	2,540,221	0.52

Net unrealized depreciation on open futures contracts	(1,143,806)	(0.23)

Unrealized Appreciation on Open Forward Contracts
Metals	1,094,829	0.22

Total unrealized appreciation on forward contracts	1,094,829	0.22

Unrealized Depreciation on Open Forward Contracts
Metals	(49,744)	(0.01)

Total unrealized depreciation on forward contracts	(49,744)	(0.01)

Total fair value	$(98,721)	(0.02)%

*	Due to rounding

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Winton Master L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners
	Fair Value	Capital

Futures Contracts Purchased

Currencies	$(1,346,736)	(0.29)%
Energy	2,391,339	0.52
Grains	4,780,769	1.05
Indices	482,992	0.10
Interest Rates U.S.	145,156	0.03
Interest Rates Non-U.S.	1,045,608	0.23
Livestock	(62,428)	(0.01)
Metals	1,901,510	0.41
Softs	27,817	0.01

Total futures contracts purchased	9,366,027	2.05

Futures Contracts Sold

Currencies	(151,864)	(0.03)
Energy	(326,420)	(0.07)
Indices	96,301	0.02
Interest Rates U.S.	(9,475)	(0.00)*
Interest Rates Non-U.S.	(183,209)	(0.04)
Livestock	159,920	0.03
Lumber	2,805	0.00 *
Metals	1,950	0.00 *
Softs	(843,490)	(0.18)

Total futures contracts sold	(1,253,482)	(0.27)

Net unrealized appreciation on open futures contracts	8,112,545	1.78

Unrealized Appreciation on Open Forward Contracts

Metals	1,858,698	0.40

Total unrealized appreciation on open forward contracts	1,858,698	0.40

Unrealized Depreciation on Open Forward Contracts

Metals	(3,380,482)	(0.74)

Total unrealized depreciation on open forward contracts	(3,380,482)	(0.74)

Total fair value	$6,590,761	1.44%

*	Due to rounding

See accompanying notes to financial statements.

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Winton Master L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$(17,267,563)	$(2,113,545)	$65,800,861	$21,104,255
Change in net unrealized gains (losses) on open positions	(21,966,396)	21,030,550	(6,689,482)	19,721,371

Gain (loss) from trading, net	(39,233,959)	18,917,005	59,111,379	40,825,626
Interest income	1,660,232	3,907,853	5,729,763	10,967,711

Total income (loss)	(37,573,727)	22,824,858	64,841,142	51,793,337

Expenses:
Clearing fees	109,801	188,639	409,472	662,419
Other expenses	9,267	11,967	26,598	33,220

Total expenses	119,068	200,606	436,070	695,639

Net income (loss)	(37,692,795)	22,624,252	64,405,072	51,097,698
Additions — Limited Partners	41,384,712	33,811,064	113,225,126	142,342,858
Redemptions — Limited Partners	(79,547,378)	(7,350,611)	(140,035,467)	(24,048,725)
Distribution of interest income to feeder funds	(1,660,232)	(3,907,853)	(5,729,763)	(10,967,711)

Net increase (decrease) in Partners’ Capital	(77,515,693)	45,176,852	31,864,968	158,424,120
Partners’ Capital, beginning of period	566,425,794	386,130,426	457,045,133	272,883,158

Partners’ Capital, end of period	$488,910,101	$431,307,278	$488,910,101	$431,307,278

Net Asset Value per Redeemable Unit (274,546.6529 and 286,142.5707 Units outstanding at September 30, 2008 and 2007, respectively)	$1,780.79	$1,507.32	$1,780.79	$1,507.32

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(136.12)	$77.99	$212.39	$183.64

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Winton Master L.P.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$64,405,072	$51,097,698
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in cash margin	15,984,029	10,272,829
(Increase) decrease in net unrealized appreciation on open futures contracts	8,112,545	(20,033,691)
(Increase) decrease in unrealized appreciation on open forward contracts	763,869	2,627,992
(Increase) decrease in interest receivable	647,956	(228,517)
Increase (decrease) in net unrealized depreciation on open futures contracts	1,143,806	—
Increase (decrease) in unrealized depreciation on open forward contracts	(3,330,738)	(2,315,672)
Accrued expenses:
Increase (decrease) in other	426	3,062

Net cash provided by (used in) operating activities	87,726,965	41,423,701

Cash flows from financing activities:
Proceeds from additions — Limited Partners	113,225,126	142,342,858
Payments for redemptions — Limited Partners	(143,501,380)	(24,048,725)
Distribution of interest income to feeder funds	(6,377,719)	(10,739,194)

Net cash provided by (used in) financing activities	(36,653,973)	107,554,939

Net change in cash	51,072,992	148,978,640
Cash, at beginning of period	415,019,670	219,713,268

Cash, at end of period	$466,092,662	$368,691,908

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007 were as follows:

				Period from
				February 1, 2007
				(commencement of
	Three Months Ended		Nine Months Ended	trading operations)
	September 30,		September 30,	to September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) allocated from Master*	$(100.22)	$32.41	$89.68	$17.20
Interest income allocated from Master	3.31	8.46	11.28	23.54
Expenses**	(8.00)	(12.22)	(58.36)	(33.70)

Increase (decrease) for the period	(104.91)	28.65	42.60	7.04
Net Asset Value per Redeemable Unit, beginning of period	1,189.94	978.39	1,042.43	1,000.00

Net Asset Value per Redeemable Unit, end of period	1,085.03	1,007.04	1,085.03	1,007.04
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	0.19	0.89	0.19	0.89

Redemption/subscription value per Redeemable Unit, end of period***	$1,085.22	$1,007.93	$1,085.22	$1,007.93

*	Includes Partnership brokerage commissions and expenses allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering and organization costs will not reduce redemption/subscription net asset value per redeemable unit.

				Period from
				February 1, 2007
				(commencement of
	Three Months Ended		Nine Months Ended	trading operations)
	September 30,		September 30,	to September 30,
	2008	2007	2008	2007

Ratio to average net assets:****
Net investment income (loss) before incentive fees*****	(6.4)%	(3.8)%	(6.5)%	(3.6)%

Operating expenses	7.6%	7.1%	7.9%	6.9%
Incentive fees	—	0.7%	3.2%	2.0%

Total expenses	7.6%	7.8%	11.1%	8.9%

Total return:
Total return before incentive fees	(8.8)%	3.5%	7.3%	2.0%
Incentive fees	—	(0.6)%	(3.2)%	(1.3)%

Total return after incentive fees	(8.8)%	2.9%	4.1%	0.7%

****	Annualized (other than incentive fee)

*****	Interest income allocated from Master less total expenses

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$(142.08)	$64.07	$192.62	$140.01
Interest income	6.00	13.97	19.86	43.75
Expenses **	(0.04)	(0.05)	(0.09)	(0.12)

Increase (decrease) for the period	(136.12)	77.99	212.39	183.64
Distribution of interest to feeder funds	(6.00)	(13.97)	(19.86)	(43.75)
Net Asset Value per Redeemable Unit, beginning of period	1,922.91	1,443.30	1,588.26	1,367.43

Net Asset Value per Redeemable Unit, end of period	$1,780.79	$1,507.32	$1,780.79	$1,507.32

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008	2007

Ratios to average net assets:***
Net investment income (loss)****	1.2%		3.7%	1.4%	4.0%

Operating expense	0.1%		0.2%	0.1%	0.3%

Total return	(7.1	) %	5.4%	13.4%	13.4%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partners’ income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts, through its investment in the Master, in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2008 and December 31, 2007, based on a monthly calculation, were $8,015,632 and $13,531,584, respectively. The fair values of these commodity interests,

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

including options written thereon, if applicable, at September 30, 2008 and December 31, 2007, were ($98,721) and $6,590,761, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of September 30, 2008, the Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$111,209,958	$—	$111,209,958	$—

Total fair value	$111,209,958	$—	$111,209,958	$—

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

Fair Value Measurements.  The Master adopted SFAS 157, as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). As of September 30, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3)

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$1,094,829	$—	$1,094,829	$—

Total assets	1,094,829	—	1,094,829	—

Liabilities
Futures	1,143,806	1,143,806	—	—
Forwards	49,744	—	49,744	—

Total Liabilities	1,193,550	1,143,806	49,744	$—

Total fair value	$(98,721)	$(1,143,806)	$1,045,085	$—

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
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in Master, cash and distribution receivable. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partnership capital increased 19.5% from $90,695,016 to $108,373,414. This increase was attributable to net income from operations of $3,923,883 coupled with additional sales of 49,050.4983 Redeemable Units of Limited Partnership Interest totaling $54,864,000 and the additional sales of 889.6955 General Partner Unit equivalents totaling $1,000,000, which was partially offset by the redemption of 37,063.0675 Redeemable Units of Limited Partnership Interest totaling $42,109,485. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2008, the Master’s capital increased 7.0% from $457,045,133 to $488,910,101. This increase was attributable to net income from operations of $64,405,072 coupled with additional sales of 63,686.5616 Redeemable Units of Limited Partnership Interest totaling $113,225,126, which was partially offset by the redemption of 76,903.7029 Redeemable Units of Limited Partnership Interest totaling $140,035,467 and distribution of interest income to feeder funds totaling $5,729,763. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to financial statements.

17

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2007.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008 the Net Asset Value per Redeemable Unit decreased 8.8% from $1,189.94 to $1,085.03 as compared to an increase of 2.9% in the third quarter of 2007. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the third quarter of 2008 of $8,483,056. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals, softs and were partially offset by gains in U.S. and non-U.S. interest rates, indices, lumber and livestock. The Partnership experienced a net trading gain before brokerage commissions and fees in the third quarter of 2007 of $3,654,171. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals, energy, lumber, grains, livestock and were partially offset by losses in softs and indices.

18

The third quarter of 2008 presented an extremely volatile trading environment as the credit crisis deepened. Counterparty risk took the center stage as some of the biggest broker-dealers teetered on the edge of bankruptcy. Managed futures, as an asset class, outperformed since counterparty risk is eliminated through exchange cleared trading. The crisis affected various asset classes in different ways. The U.S. Dollar strengthened against most developed country currencies. The fixed income sector experienced tremendous volatility as yield curves rapidly sloped upwards, indicating a strong preference for shorter maturity, less risky government treasuries. Crude oil set the highest exchange listed price of $147 while also dipping below $100 in the quarter. The agricultural sector also reflected a similar sentiment as prices of grains reached record levels earlier in the quarter while dipping to their lowest levels for the year as the quarter came to a close. Perhaps, the most visible sentiment of the market was reflected through stock index futures as most indices dropped precipitously. The Partnership was profitable in fixed income and stock indices while losses were seen in currencies, metals, grains, energy and agricultural softs.

The Partnership registered gains in the fixed income sector, as strong trends were reversed during the quarter. As the central banks across the world continued to combat the credit crisis, yields on shorter maturity government securities dropped to their lowest levels, indicating a flight to quality. The Partnership profited from short positions in global stock indices, which cratered to their lowest levels in a few years.

In currencies, the Partnership realized losses, as the U.S. Dollar grew strong against some of the other developed country currencies. In the energy sector, long-term bullish trend in crude oil reversed, just as a new exchange listed record price of $147 was set. The Partnership recorded losses in the energy sector due to this sharp reversal, which reflected across the petroleum complex, including natural gas. In the grains sector, losses were registered as prices reversed from record levels at the beginning of the quarter before recovering later. Increased correlation between corn and crude oil prices has been notable in the recent past. Losses were registered in the metals sector as gold prices dropped sharply to their lowest level in the year. Industrial metals also exhibited a sharp reversal. Small losses were seen in agricultural softs, primarily from cocoa and coffee.

During the Partnership’s nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit increased 4.1% from $1,042.43 to $1,085.03 as compared to an increase of 0.7% in the period from February 1, 2007 to September 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions allocated from the Master and changes in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the nine months ended September 30, 2008 of $12,290,798. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, lumber, metals, energy, grains, indices and were partially offset by losses in softs and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees in the period from February 1, 2007 to September 30, 2007 of $7,578,708. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, lumber, livestock, energy, grains, indices and were partially offset by losses in softs and metals.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and nine month ended September 30, 2008 decreased by $304,692 and $113,924, respectively as compared to the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007 The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2008 as compared to the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007.

19

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2008 increased by $404,536 and $2,231,548, respectively, as compared to the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007. The increase in brokerage commissions and fees is due to higher net assets during the three and nine months ended September 30, 2008 as compared to the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2008 increased by $179,060 and $987,791, respectively, as compared to the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007. The increase in management fees is due to higher net assets during the three and nine months ended September 30, 2008 as compared to the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2008 increased by $44,765 and $246,948, respectively, as compared to the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007. The increase in administrative fees is due to an increase in net assets during the three and nine months ended September 30, 2008 as compared to the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended September 30, 2008 resulted in no incentive fees and for the nine months ended September 30, 2008 resulted in incentive fees of $3,341,970. Trading performance for the three months ended September 30, 2007 and the period from February 1, 2007 (commencement of trading operations) to September 30, 2007 resulted in incentive fees of $462,415 and $1,018,521, respectively.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2008, and the highest, lowest and average values during the three months ended September 30, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2008, the Master’s total capital was $488,910,101. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Registration Statement on Form 10-12G filed on April 30, 2008 as amended on May 21, 2008, August 14, 2008 and November 5, 2008.

September 30, 2008
(Unaudited)

			Three Months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
-Exchange Traded Contracts	$2,536,881	0.52%	$3,807,089	$2,255,442	$2,858,142
Energy	1,450,250	0.30%	6,420,400	1,450,250	4,019,433
Grains	676,380	0.14%	2,752,000	676,380	1,586,681
Interest Rates U.S.	2,291,950	0.47%	3,934,150	1,850,700	2,844,617
Interest Rates Non-U.S.	4,020,151	0.82%	6,764,425	3,079,904	5,158,804
Livestock	178,000	0.04%	178,000	32,205	111,747
Lumber	2,200	0.00%**	5,400	2,200	2,567
Metals:
-Exchange Traded Contracts	241,750	0.05%	1,869,500	114,250	643,417
-OTC Contracts	1,050,956	0.22%	1,856,086	683,145	1,076,510
Softs	461,926	0.09%	854,028	461,926	642,026
Indices	7,161,056	1.46%	12,018,105	7,091,823	9,534,109

Total	$20,071,500	4.11%

*	Average of Month-end Values at Risk

**	Due to rounding

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Partnership’s Registration Statement on Form 10-12G filed on April 30, 2008 as amended on May 21, 2008, August 14, 2008 and November 5, 2008.
Research Analyst Litigation
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.
Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Partnership’s Registration Statement on Form 10-12G filed on April 30, 2008 as amended on May 21, 2008, August 14, 2008 and November 5, 2008.

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

For the three months ended September 30, 2008, there were additional sales of 12,626.9574 Redeemable Units totaling $14,037,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2008 - July 31, 2008	1,704.4252	$1,124.18	N/A	N/A
August 1, 2008 - August 31, 2008	4,264.6928	$1,085.82	N/A	N/A
September 1, 2008 - September 30, 2008	2,089.8709	$1,085.22	N/A	N/A
	8,058.9889	$1,093.78

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Registration Statement on Form 10-12G filed on April 30, 2008, as amended on May 21, 2008, August 14, 2008 and November 5, 2008.

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

Date: November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: November 14, 2008