Form 10-Q
period 2009-03-31
Citigroup Abingdon Futures Fund LP
filed 2009-05-15
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes     No X

As of April 30, 2009, 105,572.2516 Limited Partnership Redeemable Units were outstanding.

CITIGROUP ABINGDON FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Citigroup Abingdon Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:

Investment in Master, at fair value	$120,029,276	$119,196,221
Cash	243,708	123,784

Total assets	$120,272,984	$119,320,005

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage commissions	$451,024	$447,450
Management fees	199,434	197,963
Administrative fees	49,858	49,491
Incentive fees	—	379,396
Other	161,698	94,701
Redemptions payable	2,094,130	3,406,004

Total liabilities	2,956,144	4,575,005

Partners’ Capital:
General Partner, 2,621.7839 Unit equivalent outstanding at March 31, 2009 and December 31, 2008, respectively	3,071,446	3,157,152
Limited Partners, 97,520.0765 and 92.665.2839 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	114,245,394	111,587,848

Total partners’ capital	117,316,840	114,745,000

Total liabilities and partners’ capital	$120,272,984	$119,320,005

See accompanying notes to financial statements

Citigroup Abingdon Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net realized gains (losses) on closed contracts allocated from Master	$1,202,507	$15,005,277
Change in net unrealized gains (losses) on open contracts allocated from Master	(2,287,671)	(2,319,292)
Interest income allocated from Master	27,323	430,219
Expenses allocated from Master	(17,347)	(40,035)

Total income (loss)	(1,075,188)	13,076,169

Expenses:
Brokerage commissions	1,394,144	1,206,256
Management fees	616,561	533,931
Administrative fees	154,140	133,483
Incentive fees	—	2,147,061
Other	138,595	38,093

Total expenses	2,303,440	4,058,824

Net income (loss)	(3,378,628)	9,017,345

Additions — Limited Partners	20,550,000	13,734,000
Redemptions — Limited Partners	(14,599,532)	(14,734,375)

Net increase (decrease) in Partners’ Capital	2,571,840	8,016,970
Partners’ Capital, beginning of period	114,745,000	90,695,016

Partners’ Capital, end of period	$117,316,840	$98,711,986

Net Asset Value per Unit (100,141.8604 and 86,500.9870 Units outstanding at March 31, 2009 and December 31, 2008, respectively)	$1,171.51	$1,141.17

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(32.69)	$98.74

See accompanying notes to financial statements

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Citigroup Abingdon Futures Fund L.P. (the “Partnership”) is a limited partnership which was formed on November 8, 2005, under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Master (as defined below) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

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

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

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

At March 31, 2009 and December 31, 2008, the Partnership owned approximately 22.5% and 21.7%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Schedule of Investments and Statements of Income and Expenses and Partners’ Capital are included herein.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Certain prior period amounts have been reclassified to conform to current period presentation.

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedule of Investments as of March 31, 2009 and December 31, 2008 and Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 are presented below:

CMF Winton Master L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$508,996,814	$512,248,576
Cash margin	25,334,558	26,405,684
Net unrealized appreciation on open futures contracts	—	6,936,356
Net unrealized appreciation on open forward contracts	—	2,179,569

Total assets	$534,331,372	$547,770,185

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$522,984	$—
Net unrealized depreciation on open forward contracts	510,637	—
Accrued expenses:
Professional fees	15,514	18,642

Total liabilities	1,049,135	18,642

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at March 31, 2009 and December 31, 2008	—	—
Partners’ Capital, 266,234.9916 and 270,994.4921 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	533,282,237	547,751,543

Total liabilities and partners’ capital	$534,331,372	$547,770,185

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)
CMF Winton Master L.P.
Schedule of Investments
March 31, 2009

	Number of			% of Partners’
	Contracts	Fair Value		Capital
Futures Contracts Purchased
Currencies	313	$(192,323)		(0.04)%
Energy	23	(52,410)		(0.01)
Grains	87	89,440		0.02
Indices	2	704		0.00 *
Interest Rates U.S.	2,593	809,228		0.15
Interest Rates Non-U.S.	5,690	3,296,993		0.62
Metals	89	(103,680)		(0.02)
Softs	134	63,168		0.01

Total futures contracts purchased		3,911,120		0.73

Futures Contracts Sold
Currencies	1,331	(3,812,650)		(0.71)
Energy	58	119,793		0.02
Grains	632	(317,647)		(0.06)
Indices	478	(303,299)		(0.06)
Interest Rates U.S.	1	(63)		(0.00)*
Interest Rates Non-U.S.	316	(9,766)		(0.00)*
Livestock	290	120,000		0.02
Lumber	3	(4,224)		(0.00)*
Metals	51	(196,263)		(0.03)
Softs	264	(29,985)		(0.01)

Total futures contracts sold		(4,434,104)		(0.83)

Net unrealized depreciation on open futures contracts		(522,984	)**	(0.10)

Unrealized Appreciation on Open Forward Contracts
Metals	106	252,280		0.05

Total unrealized appreciation on open forward contracts		252,280		0.05

Unrealized Depreciation on Open Forward Contracts
Metals	126	(762,917)		(0.14)

Total unrealized depreciation on open forward contracts		(762,917)		(0.14)

Net unrealized depreciation on open forward contracts		(510,637	)***	(0.09)

Total fair value		$(1,033,621)		(0.19)%

*	Due to rounding

**	This amount is included in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition

***	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF Winton Master L.P.
Schedule of Investments
December 31, 2008

	Number of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	496	$928,233	0.17%
Indices	5	1,935	0.00 *
Interest Rates U.S.	2,417	4,977,464	0.91
Interest Rates Non-U.S.	4,453	6,479,517	1.18
Livestock	30	30,960	0.01
Softs	97	218,297	0.04

Total futures contracts purchased		12,636,406	2.31

Futures Contracts Sold
Currencies	896	(3,144,184)	(0.57)
Energy	208	727,901	0.13
Grains	891	(2,623,430)	(0.48)
Indices	252	(239,475)	(0.05)
Interest Rates U.S.	58	(13,766)	(0.00)*
Livestock	71	86,500	0.02
Lumber	1	3,806	0.00 *
Metals	90	(478,272)	(0.09)
Softs	426	(19,130)	(0.00)*

Total futures contracts sold		(5,700,050)	(1.04)

Net unrealized appreciation on open futures contracts		6,936,356 **	1.27

Unrealized Appreciation on Open Forward Contracts
Metals	276	2,996,261	0.55

Total unrealized appreciation on open forward contracts		2,996,261	0.55

Unrealized Depreciation on Open Forward Contracts
Metals	138	(816,692)	(0.15)

Total unrealized depreciation on open forward contracts		(816,692)	(0.15)

Net unrealized appreciation on open forward contracts		2,179,569 ***	0.40

Total fair value		$9,115,925	1.67%

*      Due to rounding

**   This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

*** This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF Winton Master L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	5,353,638	72,565,229
Change in net unrealized gains (losses) on open contracts	(10,149,546)	(10,757,422)

Gain (loss) from trading, net	(4,795,908)	61,807,807
Interest income	134,962	2,341,802

Total income (loss)	(4,660,946)	64,149,609

Expenses:
Clearing fees	67,867	186,143
Professional fees	9,230	7,895

Total expenses	77,097	194,038

Net income (loss)	(4,738,043)	63,955,571
Additions – Limited Partners	59,927,302	34,123,737
Redemptions – Limited Partners	(69,523,603)	(14,890,658)
Distribution of interest income to feeder funds	(134,962)	(2,341,802)

Net increase (decrease) in Partners’ Capital	(14,469,306)	80,846,848
Partners’ Capital, beginning of period	547,751,543	457,045,133

Partners’ Capital, end of period	533,282,237	537,891,981

Net Asset Value per Redeemable Unit (266,234.9916 and 298,973.0155 Redeemable Units outstanding at March 31, 2009 and 2008, respectively)	$2,003.05	$1,799.13

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(17.72)	$218.83

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008

Net realized and unrealized gains (losses) allocated from Master*	$(24.06)	$125.21
Interest income allocated from Master	0.26	4.65
Expenses**	(8.89)	(31.12)

Increase (decrease) for the period	(32.69)	98.74
Net Asset Value per Redeemable Unit, beginning of period	1,204.20	1,042.43

Net Asset Value per Redeemable Unit, end of period	1,171.51	1,141.17
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	0.53

Redemption/subscription value per Redeemable Unit, end of period ***	$1,171.51	$1,141.70

*	Includes Partnership brokerage commissions and expenses allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering and organization costs will not reduce redemption/subscription net asset value per redeemable unit.

	Three Months Ended
	March 31,
	2009	2008

Ratio to average net assets:****
Net investment income (loss) before incentive fees*****	(7.9)%	(6.3)%

Operating expenses	8.0%	8.0%
Incentive fees	—	2.2%

Total expenses	8.0%	10.2%

Total return:
Total return before incentive fees	(2.7)%	11.9%
Incentive fees	—%	(2.4)%

Total return after incentive fees	(2.7)%	9.5%

****	Annualized (other than incentive fee)

*****	Interest income allocated from Master less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2009	2008

Net realized and unrealized gains (losses)*	$(18.18)	$210.89
Interest income	0.49	7.96
Expenses **	(0.03)	(0.02)

Increase (decrease) for income the period	(17.72)	218.83
Distribution of interest income to feeder funds	(0.49)	(7.96)
Net Asset Value per Redeemable Unit, beginning of period	2,021.26	1,588.26

Net Asset Value per Redeemable Unit, end of period	$2,003.05	$1,799.13

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,
	2009		2008

Ratios to average net assets:***
Net investment income (loss)****	0.0%		1.7%

Operating expense	0.1%		0.2%

Total return	(0.9	) %	13.8%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using Limited Partners’ income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offesetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2009 and December 31, 2008, based on a monthly calculation, were $3,283,674 and $10,226,644, respectively. The fair values of these commodity interests,

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

including options written thereon, if applicable, at March 31, 2009 and December 31, 2008, were ($1,033,621) and $9,115,925, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Master adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Gain (loss) from
Sector	trading

Currencies	$(7,358,629)
Energy	1,509,404
Grains	2,144,844
Indices	2,648,011
Interest Rates U.S.	(2,209,172)
Interest Rates Non-U.S.	5,069
Livestock	224,423
Softs	(262,948)
Lumber	902
Metals	(1,497,812)

Total	$(4,795,908)

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

The Partnership values investment in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of March 31, 2009, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$120,029,276	$—	$120,029,276	$—

Total fair value	$120,029,276	$—	$120,029,276	$—

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

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

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Liabilities
Futures	$522,984	$522,984	$—	$—
Forwards	510,637	510,637	—	—

Total liabilities	1,033,621	1,033,621	—	—

Total fair value	$(1,033,621)	$(1,033,621)	$—	$—

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership capital increased 2.2% from $114,745,000 to $117,316,840. This increase was attributable to additional sales of 17,070.9850 Redeemable Units of Limited Partnership Interest totaling $20,550,000, which was partially offset by the redemption of 12,216.1924 Redeemable Units of Limited Partnership Interest totaling $14,599,532 and net loss of $3,378,628. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2009, the Master’s capital decreased 2.6% from $547,751,543 to $533,282,237. This decrease was attributable to the net loss from operations of $4,738,043 coupled with the redemption of 34,157.6529 Redeemable Units of Limited Partnership Interest totaling $69,523,603, which was partially offset by the additional sales of 29,398.1524 Redeemable Units of Limited Partnership Interest totaling $59,927,302 and distribution of interest income to feeder funds totaling $134,962. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
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

     The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of March 31, 2009, the Partnership did not hold any derivative instruments that are are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Master are priced based on the end of the day net asset value (Level 2). As of March 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partners’ Capital.
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
     Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.
Results of Operations
During the first quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit decreased 2.7% from $1,204.20 to $1,171.51 as compared to an increase of 9.5% in the first quarter of 2008. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the first quarter of 2009 of $1,085,164. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. interest rates, metals, softs and were partially offset by gains in energy, grains, non-U.S. interest rates, livestock, indices and lumber. The Partnership experienced a net trading gain before brokerage commissions and fees in the first quarter of 2008 of $12,685,985. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, lumber and were partially offset by losses in softs and indices.

The first quarter of 2009 presented a challenging trading environment with non-directional volatility in several markets. Some of the trends that were established last year, continued into the first quarter of 2009 before reversing later in the quarter. In general, markets were trend-less with relatively high volatility. The Master was profitable in energy, grains, non-U.S. interest rates, livestock, lumber and stock indices while losses were seen in currencies, U.S. interest rates, metals and agricultural softs.

In the energy sector, the Master recorded gains as the bearish trend across the petroleum complex continued into the New Year. In the crude oil market, contango spread widened to historic levels indicating that the excess supply in the market was being pushed into storage. The bearish trend was also prominent in natural gas. In grains, the Master recorded gains primarily from wheat and soybeans. Modest gains were seen in the equity indices as the global equity markets remained volatile. Equity markets seemed to stabilize coming into the New Year but then registered some of the biggest losses in February before posting a recovery in March.

In currencies, the Master registered losses as the currency markets remained volatile and trend-less. In general, Euro and Swiss Franc weakened against the U.S. Dollar driven by the weak fundamentals in the European region. British Pound remained range bound while Japanese Yen reversed the previous trend and weakened against the U.S. Dollar. In the fixed income sector, the Master registered losses as the interest rates seemed to bottom-out during the quarter and reversed their trends briefly. However the massive Treasury Bond purchase program announced by the U.S. Federal Reserve reinforced the trend of increasing bond prices. In the agricultural softs sector, the Master registered losses as most of the products remained trend-less and volatile. Some of the major losses in this sector came from sugar and coffee. In the metals sector, losses were recorded across both industrial and precious metals.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2009 decreased by $402,896 as compared to the corresponding period in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2009 increased by $187,888 as compared to the corresponding period in 2008. The increase in brokerage commissions and fees is due to higher average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2009 increased by $82,630 as compared to the corresponding period in 2008. The increase in management fees is due to higher average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2009 increased by $20,657 as compared to the corresponding period in 2008. The increase in administrative fees is due to higher average net assets during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2009. Trading performance for the three months ended March 31, 2008 resulted in incentive fees of $2,147,061. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2009, and the highest, lowest and average values during the three months ended March 31, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2009, the Master’s total capitalization was $533,282,237. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
March 31, 2009
(Unaudited)

			Three Months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,970,225	0.93%	$7,148,200	$4,970,225	$5,879,958
Energy	341,797	0.07%	1,501,030	228,335	643,272
Grains	1,202,647	0.23%	1,976,399	1,095,346	1,501,180
Interest Rates U.S.	3,052,875	0.57%	3,458,850	716,705	1,796,014
Interest Rates Non-U.S.	6,473,253	1.22%	7,323,281	4,348,472	5,734,252
Livestock	328,800	0.06%	328,800	72,450	184,183
Lumber	3,300	0.00%**	3,300	1,100	2,200
Metals	2,206,704	0.41%	2,206,704	1,316,143	1,821,245
Softs	746,515	0.14%	857,162	724,732	791,384
Indices	2,089,185	0.39%	3,026,185	1,261,608	2,000,924

Total	$21,415,301	4.02%

*	Average of month-end Values at Risk

**	Due to rounding

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
     On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
     On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
     On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
     On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
     Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
     On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
     On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
     On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
     Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2009, there were additional sales of 17,070.9850 Redeemable Units totaling $20,550,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2009 - January 31, 2009	901.7644	$1,208.75	N/A	N/A
February 1, 2009 - February 28, 2009	9,526.8806	$1,198.23	N/A	N/A
March 1, 2009 - March 31, 2009	1,787.5474	$1,171.51	N/A	N/A
	12,216.1924	$1,195.10

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

CITIGROUP ABINGDON FUTURES FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: May 15, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: May 15, 2009