Form 10-Q
period 2009-06-30
Citigroup Abingdon Futures Fund LP
filed 2009-08-14
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Yes     No X

As of July 31, 2009, 108,465.4888 Limited Partnership Redeemable Units were outstanding.

CITIGROUP ABINGDON FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Winton Master L.P. (unaudited)	5 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20

Item 4T.	Controls and Procedures	21

PART II - Other Information		22 – 25
Exhibits
EX-10: Joinder Agreement
EX-31.1: Certification
EX-31.2: Certification
EX-32.1: Certification
EX-32.2: Certification

PART I

Item 1. Financial Statements

Citigroup Abingdon Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:

Investment in Master, at fair value	$123,554,519	$119,196,221
Cash	221,718	123,784

Total assets	$123,776,237	$119,320,005

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage commissions	$464,161	$447,450
Management fees	205,289	197,963
Administrative fees	51,322	49,491
Incentive fees	—	379,396
Other	138,905	94,701
Redemptions payable	2,877,469	3,406,004

Total liabilities	3,737,146	4,575,005

Partners’ Capital:
General Partner, 2,621.7839 Unit equivalent outstanding at June 30, 2009 and December 31, 2008, respectively	2,833,808	3,157,152
Limited Partners, 108,436.1614 and 92,665.2839 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	117,205,283	111,587,848

Total partners’ capital	120,039,091	114,745,000

Total liabilities and partners’ capital	$123,776,237	$119,320,005

See accompanying notes to financial statements.

Citigroup Abingdon Futures Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Income:
Net realized gains (losses) on closed contracts allocated from Master	$(8,369,573)	$2,377,235	$(7,167,066)	$17,382,512
Change in net unrealized gains (losses) on open contracts allocated from Master	527,094	5,710,634	(1,760,577)	3,391,342
Interest income allocated from Master	25,359	334,168	52,682	764,387
Expenses allocated from Master	(23,711)	(26,576)	(41,058)	(66,612)

Total income (loss)	(7,840,831)	8,395,461	(8,916,019)	21,471,629

Expenses:
Brokerage commissions	1,400,821	1,309,912	2,794,965	2,516,167
Management fees	619,487	579,835	1,236,048	1,113,766
Administrative fees	154,871	144,959	309,011	278,442
Incentive fees	—	1,194,909	—	3,341,970
Other	87,607	52,896	226,202	90,989

Total expenses	2,262,786	3,282,511	4,566,226	7,341,334

Net income (loss)	(10,103,617)	5,112,950	(13,482,245)	14,130,295

Additions — Limited Partners	18,685,000	27,093,000	39,235,000	40,827,000
Redemptions — Limited Partners	(5,859,132)	(18,560,370)	(20,458,664)	(33,294,745)

Net increase (decrease) in Partners’ Capital	2,722,251	13,645,580	5,294,091	21,662,550
Partners’ Capital, beginning of period	117,316,840	98,711,986	114,745,000	90,695,016

Partners’ Capital, end of period	$120,039,091	$112,357,566	$120,039,091	$112,357,566

Net Asset Value per Unit (111,057.9453 and 94,422.7585 Units outstanding at June 30, 2009 and 2008, respectively)	$1,080.87	$1,189.94	$1,080.87	$1,189.94

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(90.64)	$48.77	$(123.33)	$147.51

See accompanying notes to financial statements.

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI.

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

At June 30, 2009 and December 31, 2008, the Partnership owned approximately 24.9% and 21.7%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Schedule of Investments and Statements of Income and Expenses and Partners’ Capital are included herein.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

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

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedule of Investments as of June 30, 2009 and December 31, 2008 and Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 are presented below:

CMF Winton Master L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$465,211,031	$512,248,576
Cash margin	30,704,831	26,405,684
Net unrealized appreciation on open futures contracts	3,037,199	6,936,356
Net unrealized appreciation on open forward contracts	—	2,179,569
Options owned, at fair value (cost $1,750 at June 30, 2009)	625	—

Total assets	$498,953,686	$547,770,185

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$2,129,070	$—
Options written, at fair value (premium $3,600 at June 30, 2009)	1,675	—

Accrued expenses:
Professional fees	11,167	18,642

Total liabilities	2,141,912	18,642

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at June 30, 2009 and December 31, 2008	—	—
Limited Partners’ Capital, 264,034.0929 and 270,994.4921 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	496,811,774	547,751,543

Total liabilities and partners’ capital	$498,953,686	$547,770,185

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)
CMF Winton Master L.P.
Schedule of Investments
June 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	2,617	$2,408,838	0.48%
Energy	24	7,379	0.00 *
Grains	405	(570,092)	(0.12)
Indices	55	42,015	0.01
Interest Rates U.S.	2,401	(269,793)	(0.05)
Interest Rates Non-U.S.	4,990	793,762	0.16
Livestock	18	49,325	0.01
Metals	187	(592,238)	(0.12)
Softs	272	323,442	0.07

Total futures contracts purchased		2,192,638	0.44

Futures Contracts Sold
Currencies	457	19,028	0.01
Energy	210	214,340	0.04
Grains	664	1,440,224	0.29
Indices	1,094	(32,863)	(0.01)
Interest Rates U.S.	638	(939,447)	(0.19)
Interest Rates Non-U.S.	241	(35,352)	(0.01)
Livestock	195	92,010	0.02
Metals	3	(5,175)	(0.00)*
Softs	49	91,796	0.02

Total futures contracts sold		844,561	0.17

Unrealized Appreciation on Open Forward Contracts
Metals	212	411,989	0.08

Total unrealized appreciation on open forward contracts		411,989	0.08

Unrealized Depreciation on Open Forward Contracts
Metals	496	(2,541,059)	(0.51)

Total unrealized depreciation on open forward contracts		(2,541,059)	(0.51)

Options Owned
Indices	2	625	0.00 *

Total options owned		625	0.00 *

Options Written
Indices	2	(1,675)	0.00 *

Total options written		(1,675)	0.00 *

Total fair value		$907,079	0.18%

*	Due to rounding.

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

CMF Winton Master L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Partners
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	496	$928,233	0.17%
Indices	5	1,935	0.00 *
Interest Rates U.S.	2,417	4,977,464	0.91
Interest Rates Non-U.S.	4,453	6,479,517	1.18
Livestock	30	30,960	0.01
Softs	97	218,297	0.04

Total futures contracts purchased		12,636,406	2.31

Futures Contracts Sold
Currencies	896	(3,144,184)	(0.57)
Energy	208	727,901	0.13
Grains	891	(2,623,430)	(0.48)
Indices	252	(239,475)	(0.05)
Interest Rates U.S.	58	(13,766)	(0.00)*
Livestock	71	86,500	0.02
Lumber	1	3,806	0.00 *
Metals	90	(478,272)	(0.09)
Softs	426	(19,130)	(0.00)*

Total futures contracts sold		(5,700,050)	(1.04)

Unrealized Appreciation on Open Forward Contracts
Metals	276	2,996,261	0.55

Total unrealized appreciation on open forward contracts		2,996,261	0.55

Unrealized Depreciation on Open Forward Contracts
Metals	138	(816,692)	(0.15)

Total unrealized depreciation on open forward contracts		(816,692)	(0.15)

Total fair value		$9,115,925	1.67%

*      Due to rounding.

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

CMF Winton Master L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(33,779,156)	10,503,195	(28,425,518)	83,068,424
Change in net unrealized gains (losses) on open contracts	1,942,550	26,034,336	(8,206,996)	15,276,914

Gain (loss) from trading, net	(31,836,606)	36,537,531	(36,632,514)	98,345,338
Interest income	114,301	1,727,729	249,263	4,069,531

Total income (loss)	(31,722,305)	38,265,260	(36,383,251)	102,414,869

Expenses:
Clearing fees	86,538	113,528	154,405	299,671
Professional fees	9,452	9,436	18,682	17,331

Total expenses	95,990	122,964	173,087	317,002

Net income (loss)	(31,818,295)	38,142,296	(36,556,338)	102,097,867
Additions – Limited Partners	70,398,741	37,716,677	130,326,043	71,840,414
Redemptions – Limited Partners	(74,936,608)	(45,597,431)	(144,460,211)	(60,488,089)
Distribution of interest income to feeder funds	(114,301)	(1,727,729)	(249,263)	(4,069,531)

Net increase (decrease) in Partners’ Capital	(36,470,463)	28,533,813	(50,939,769)	109,380,661
Partners’ Capital, beginning of period	533,282,237	537,891,981	547,751,543	457,045,133

Partners’ Capital, end of period	496,811,774	566,425,794	496,811,774	566,425,794

Net Asset Value per Redeemable Unit (264,034.0929 and 294,567.6577 Redeemable Units outstanding at June 30, 2009 and 2008, respectively)	$1,881.62	$1,922.91	$1,881.62	$1,922.91

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(120.99)	$129.68	$(138.71)	$348.51

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) allocated from Master*	$(83.15)	$64.69	$(107.21)	$189.90
Interest income allocated from Master	0.23	3.32	0.49	7.97
Expenses**	(7.72)	(19.24)	(16.61)	(50.36)

Increase (decrease) for the period	(90.64)	48.77	(123.33)	147.51
Net Asset Value per Redeemable Unit, beginning of period	1,171.51	1,141.17	1,204.20	1,042.43

Net Asset Value per Redeemable Unit, end of period	1,080.87	1,189.94	1,080.87	1,189.94
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	0.35	—	0.35

Redemption/subscription value per Redeemable Unit, end of period ***	$1,080.87	$1,190.29	$1,080.87	$1,190.29

* Includes Partnership brokerage commissions and expenses allocated from the Master.

** Excludes Partnership brokerage commissions and expenses allocated from the Master.

*** For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering and organization costs will not reduce redemption/subscription net asset value per redeemable unit.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Ratio to average net assets:****
Net investment income (loss) before incentive fees*****	(7.5)%	(6.7)%	(7.7)%	(6.5)%

Operating expenses	7.6%	8.0%	7.8%	8.0%
Incentive fees	—%	1.1%	—%	3.3%

Total expenses	7.6%	9.1%	7.8%	11.3%

Total return:
Total return before incentive fees	(7.7)%	5.4%	(10.2)%	17.5%
Incentive fees	—	(1.1)%	—	(3.3)%

Total return after incentive fees	(7.7)%	4.3%	(10.2)%	14.2%

****	Annualized (other than incentive fee)

*****	Interest income allocated from Master less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009		2008	2009		2008

Net realized and unrealized gains (losses)*	$(121.40)		$123.81	$(139.58)		$334.70
Interest income	0.44		5.90	0.93		13.86
Expenses **	(0.03)		(0.03)	(0.06)		(0.05)

Increase (decrease) for income the period	(120.99)		129.68	(138.71)		348.51
Distribution of interest income to feeder funds	(0.44)		(5.90)	(0.93)		(13.86)
Net Asset Value per Redeemable Unit, beginning of period	2,003.05		1,799.13	2,021.26		1,588.26

Net Asset Value per Redeemable Unit, end of period	$1,881.62		$1,922.91	$1,881.62		$1,922.91

* Includes clearing fees.

** Excludes clearing fees.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009		2008	2009		2008

Ratios to average net assets:***
Net investment income (loss)****	0.0	%*****	1.2%	0.0	%*****	1.5%

Operating expense	0.1%		0.1%	0.1%		0.1%

Total return	(6.0)%		7.2%	(6.9)%		21.9%

***	Annualized

****	Interest income less total expenses

*****	Due to rounding

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

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2009 and December 31, 2008, based on a monthly calculation, were $(426,291) and $10,226,644, respectively. The fair values of these commodity interests,

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

including options written thereon, if applicable, at June 30, 2009 and December 31, 2008, were $907,079 and $9,115,925, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Master adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The contracts outstanding at the period ended June 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities.

	June 30, 2009		June 30, 2009
Assets		Assets
Futures Contracts		Forward Contracts
Currencies	$2,912,007	Metals	$411,989
Energy	497,168	Total unrealized appreciation on open forward contracts	$411,989
Grains	1,638,481
Indices	289,626	Liabilities
Interest Rates U.S.	266,162	Forward Contracts
Interest Rates Non-U.S.	1,313,240	Metals	$(2,541,059)
Livestock	260,728	Total unrealized depreciation on open forward contracts	$(2,541,059)
Softs	452,054

Total unrealized appreciation on open futures contracts	$7,629,466	Net unrealized depreciation on open forward contracts	$(2,129,070	)**

Liabilities
Futures Contracts
Currencies	$(484,141)	Assets
Energy	(275,449)	Options Owned
Grains	(768,349)	Indices	$625
Indices	(280,474)	Total options owned	$625	***
Interest Rates U.S.	(1,475,402)
Interest Rates Non-U.S.	(554,830)	Liabilities
Livestock	(119,393)	Options Written
Metals	(597,413)	Indices	$(1,675)
Softs	(36,816)	Total options written	$(1,675	)****

Total unrealized depreciation on open futures contracts	$(4,592,267)

Net unrealized appreciation on open futures contracts	$3,037,199 *

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

***	This amount is included in “Options owned, at fair value” on the Statements of Financial Condition.

****	This amount is included in “Options written, at fair value” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(655,705)	$(8,014,334)
Energy	(4,333,919)	(2,824,515)
Grains	1,434,481	3,579,325
Indices	(12,313,686)	(9,665,675)
Interest Rates U.S.	(4,680,915)	(6,890,087)
Interest Rates Non-U.S.	(6,805,754)	(6,800,685)
Livestock	443,190	667,613
Softs	(192,145)	(455,093)
Lumber	(5,280)	(4,378)
Metals	(4,726,873)	(6,224,685)

Total	$(31,836,606)	$(36,632,514)

4.  Fair Value Measurements :

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

The Partnership values investment in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of June 30, 2009 and December 31, 2008, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$123,554,519	$—	$123,554,519	$—

Total fair value	$123,554,519	$—	$123,554,519	$—

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$119,196,221	$—	$119,196,221	$—

Total fair value	$119,196,221	$—	$119,196,221	$—

Citigroup Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Fair Value Measurements.  The Master adopted SFAS 157 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of June 30, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	6/30/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$3,037,199	$3,037,199	$	$
Options owned	625	625	—	—

Total assets	3,037,824	3,037,824	—	—

Liabilities
Forwards	$2,129,070	$2,129,070	$	$
Options written	1,675	1,675	—	—

Total liabilities	2,130,745	2,130,745	—	—

Total fair value	$907,079	$907,079	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$6,936,356	$6,936,356	$—	$—
Forwards	2,179,569	2,179,569	—	—

Total assets	9,115,925	9,115,925	—	—

Total fair value	$9,115,925	$9,115,925	$—	$—

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership capital increased 4.6% from $114,745,000 to $120,039,091. This increase was attributable to additional sales of 33,335.7871 Redeemable Units of Limited Partnership Interest totaling $39,235,000, which was partially offset by the redemption of 17,564.9096 Redeemable Units of Limited Partnership Interest totaling $20,458,664 and a net loss of $13,482,245. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2009, the Master’s capital decreased 9.3% from $547,751,543 to $496,811,774. This decrease was attributable to the net loss from operations of $36,556,338 coupled with the redemption of 72,479.9040 Redeemable Units of Limited Partnership Interest totaling $144,460,211 and distribution of interest income to feeder funds totaling $249,263, which was partially offset by the additional sales of 65,519.5048 Redeemable Units of Limited Partnership Interest totaling $130,326,043. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.
     Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.
     Fair Value Measurements. The Partnership and the Master adopted SFAS 157 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

     The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of June 30, 2009, the Partnership did not hold any derivative instruments that are are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Master are priced based on the end of the day net asset value (Level 2). As of June 30, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2007.

      Recent Accounting Pronouncements. In 2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the FSP had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.
Results of Operations
     During the Partnership’s second quarter of 2009, the Net Asset Value per Redeemable Unit decreased 7.7% from $1,171.51 to $1,080.87 as compared to an increase of 4.3% in the second quarter of 2008. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2009 of $7,842,479. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs, indices, lumber and were partially offset by gains in grains and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and fees in the second quarter of 2008 of $8,087,869. Gains were primarily attributable to the trading of commodity futures in currencies, indices, non-U.S. interest rates, energy, lumber, grains, softs and were partially offset by losses in U.S. interest rates, metals and livestock.
     The second quarter of 2009 presented a challenging trading environment with non-directional volatility in several markets. Some markets continued to demonstrate the trends established earlier in the year, but in general, markets were trend-less with relatively high volatility. The Master was profitable in livestock and grains while losses were seen in currencies, fixed income, energy, metals, agricultural softs and stock indices.
     In livestock, the Master registered gains primarily from lean hogs. In grains, modest gains were seen mostly from the soybean complex.
     In currencies, the Master registered losses from G7 currencies although modest gains were seen in Australian Dollar and New Zealand Dollar. The foreign exchange markets were mostly volatile with the U.S. Dollar weakening against some of the major currencies, reversing a strong trend that lasted through the end of last year. In the energy sector, the Master recorded losses across the petroleum complex while recording minor gains in Natural Gas, which demonstrated a strong bearish trend punctuated by periodic spikes. In the fixed income sector, the Master registered losses as the yield curve steepened relative to last quarter. The interest rates on the longer maturity treasury securities continued to rise while the shorter term securities remained relatively flat but volatile. In the metals sector, losses were seen both in industrial and precious metals which reflected the general economic sentiment and remained volatile and trend-less. Losses were seen in agricultural softs, mostly from cocoa, coffee and cotton. Losses were also registered in the stock indices, as most of the equity markets across the world remained volatile and seemed to be range bound after the strong resurgence in the earlier quarter.

During the Partnership’s six months ended June 30, 2009, the Net Asset Value per Redeemable Unit decreased 10.2% from $1,204.20 to $1,080.87 as compared to an increase of 14.2% during the six months ended June 30, 2008. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2009 of $8,927,643. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs, indices, lumber and were partially offset by gains in grains and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the six months ended June 30, 2008 of $20,773,854. Gains were primarily attributable to the trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates, metals, energy, lumber, grains, softs and were partially offset by losses in livestock.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and six month ended June 30, 2009 decreased by $308,809 and $711,705, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.

     Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2009 increased by $90,909 and $278,798, respectively as compared to the corresponding periods in 2008. The increase in brokerage commissions and fees is due to higher net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2009 increased by $39,652 and $122,282, respectively as compared to the corresponding periods in 2008. The increase in management fees is due to higher net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2009 increased by $9,912 and $30,569 as compared to the corresponding periods in 2008. The increase in administrative fees is due to an increase in net assets during the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008.
     Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and six months ended June 30, 2009. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $1,194,909 and $3,341,970. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2009, and the highest, lowest and average values during the three months ended June 30, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2009, the Master’s total capitalization was $496,811,774. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
June 30, 2009
(Unaudited)

			Three Months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,859,097	1.78%	$8,859,097	$3,479,307	$5,498,936
Energy	1,328,142	0.27%	2,627,998	421,858	1,607,888
Grains	1,735,598	0.35%	1,751,852	1,506,767	1,639,557
Interest Rates U.S.	1,956,170	0.39%	4,289,355	1,412,777	2,653,818
Interest Rates Non-U.S.	4,517,638	0.91%	6,588,104	2,841,339	4,285,101
Livestock	235,616	0.05%	425,655	235,616	381,686
Metals	2,026,388	0.41%	2,629,647	849,000	2,287,274
Softs	479,423	0.10%	1,269,508	479,423	950,433
Indices	5,803,898	1.17%	6,425,774	2,321,055	5,287,835

Total	$26,941,970	5.43%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission’s rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.
Subprime Mortgage-Related Litigation
     On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.
     On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.
Auction Rate Securities-Related Litigation
     Securities Actions.    On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.
     On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.
     Governmental and Regulatory Actions.    Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Falcon and ASTA/MAT-Related Litigation
     Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al.    On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.
     In re MAT Five Securities Litigation.    On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.
     ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al.    On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.
     Zentner v. Citigroup, et al.    (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.
     Zentner v. Citigroup, et al.    (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.

Other Matters
     Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.
     American Home Mortgage.    On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).
     American International Group.    On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2009, there were additional sales of 16,264.8021 Redeemable Units totaling $18,685,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

These units were purchased by accredited investors as defined in Regulation D.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2009 - April 30, 2009	797.9414	$1,131.21	N/A	N/A
May 1, 2009 - May 31, 2009	1,888.5970	$1,100.83	N/A	N/A
June 1, 2009 - June 30, 2009	2,662.1788	$1,080.87	N/A	N/A
	5,348.7172	$1,095.43

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

Morgan Stanley/Citigroup Joint Venture

On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008.

Exhibit – 10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

Date: August 14, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date: August 14, 2009