Form 10-Q
period 2009-09-30
Abingdon Futures Fund LP
filed 2009-11-16
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-53210

ABINGDON FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	20-3845005

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
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

Yes     No X

As of October 31, 2009, 109,964.7581 Limited Partnership Redeemable Units were outstanding.

ABINGDON FUTURES FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2009 and December 31, 2008 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Winton Master L.P. (unaudited)	5 – 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21

Item 4.	Controls and Procedures	22

PART II - Other Information		23 – 26
Exhibits

EX - 3.1(b)	Certificate of Amendment to the Certificate of Limited Partnership
EX - 3.2	Amended and Restated Limited Partnership Agreement
EX - 10.4	Form of Subscription Agreement
EX - 10.5	Form of Subscription Agreement
EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification
EX - 32.2	Certification

PART I

Item 1. Financial Statements

Abingdon Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:

Investment in Master, at fair value	$125,585,451	$119,196,221
Cash	247,919	123,784

Total assets	$125,833,370	$119,320,005

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage commissions	$471,875	$447,450
Management fees	208,661	197,963
Administrative fees	52,165	49,491
Incentive fees	—	379,396
Other	165,106	94,701
Redemptions payable	4,602,913	3,406,004

Total liabilities	5,500,720	4,575,005

Partners’ Capital:
General Partner, 2,621.7839 Unit equivalent outstanding at September 30, 2009 and December 31, 2008, respectively	2,821,328	3,157,152
Limited Partners, 109,199.7021 and 92,665.2839 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	117,511,322	111,587,848

Total partners’ capital	120,332,650	114,745,000

Total liabilities and partners’ capital	$125,833,370	$119,320,005

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Income:
Net realized gains (losses) on closed contracts allocated from Master	$(1,895,240)	$(3,844,998)	$(9,062,306)	$13,537,514
Change in net unrealized gains (losses) on open contracts allocated from Master	3,636,122	(4,638,058)	1,875,545	(1,246,716)
Interest income allocated from Master	26,695	327,381	79,377	1,091,768
Expenses allocated from Master	(25,913)	(26,406)	(66,971)	(93,017)

Total income (loss)	1,741,664	(8,182,081)	(7,174,355)	13,289,549

Expenses:
Brokerage commissions	1,381,164	1,233,219	4,176,129	3,749,387
Management fees	610,767	545,901	1,846,815	1,659,667
Administrative fees	152,691	136,475	461,702	414,917
Incentive fees	—	—	—	3,341,970
Other	84,562	108,736	310,764	199,725

Total expenses	2,229,184	2,024,331	6,795,410	9,365,666

Net income (loss)	(487,520)	(10,206,412)	(13,969,765)	3,923,883

Additions — Limited Partners	8,827,000	14,037,000	48,062,000	54,864,000
Additions — General Partner	—	1,000,000	—	1,000,000
Redemptions — Limited Partners	(8,045,921)	(8,814,740)	(28,504,585)	(42,109,485)

Net increase (decrease) in Partners’ Capital	293,559	(3,984,152)	5,587,650	17,678,398
Partners’ Capital, beginning of period	120,039,091	112,357,566	114,745,000	90,695,016

Partners’ Capital, end of period	$120,332,650	$108,373,414	$120,332,650	$108,373,414

Net Asset value per Unit (111,821.4860 and 99,880.4225 Units outstanding at September 30, 2009 and 2008, respectively)	$1,076.11	$1,085.03	$1,076.11	$1,085.03

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(4.76)	$(104.91)	$(128.09)	$42.60

Weighted average units outstanding	114,658.8977	96,613.5592	109,928.3141	95,500.6747

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Abingdon Futures Fund L.P. (formerly, Citigroup Abingdon Futures Fund L.P.) (the “Partnership”) is a limited partnership which was formed on November 8, 2005, under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Master (as defined below) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 200,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On February 1, 2007, the Partnership invested substantially all of its capital in the CMF Winton Master L.P. (the “Master”), a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 Redeemable Units of the Master with cash equal to $12,945,000. The Master was formed in order to permit accounts managed by Winton Capital Management Limited (the “Advisor”) using the Diversified Program, the Advisor’s proprietary systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2009.

At September 30, 2009 and December 31, 2008, the Partnership owned approximately 24.0% and 21.7%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Schedule of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedule of Investments as of September 30, 2009 and December 31, 2008 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 are presented below:

CMF Winton Master L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$467,215,840	$512,248,576
Cash margin	41,093,640	26,405,684
Net unrealized appreciation on open futures contracts	16,429,393	6,936,356
Net unrealized appreciation on open forward contracts	—	2,179,569
Options owned, at fair value (cost $25,675 at September 30, 2009)	16,735	—

Total assets	$524,755,608	$547,770,185

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$382,321	$—
Options written, at fair value (premium $59,725 at September 30, 2009)	48,410	—

Accrued expenses:
Professional fees	11,853	18,642

Total liabilities	442,584	18,642

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at September 30, 2009 and December 31, 2008	—	—
Limited Partners’ Capital, 274,881.5114 and 270,994.4921 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	524,313,024	547,751,543

Total liabilities and partners’ capital	$524,755,608	$547,770,185

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
CMF Winton Master L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	2,738	$6,372,869	1.22%
Energy	20	11,042	0.00 *
Grains	144	(278,270)	(0.05)
Indices	1,969	300,580	0.06
Interest Rates U.S.	4,174	4,059,958	0.77
Interest Rates Non-U.S.	5,988	4,107,338	0.78
Livestock	36	(3,190)	(0.00) *
Metals	561	2,384,755	0.45
Softs	66	38,195	0.01

Total futures contracts purchased		16,993,277	3.24

Futures Contracts Sold
Currencies	139	(65,988)	(0.01)
Energy	254	(765,078)	(0.15)
Grains	912	518,829	0.10
Indices	21	48,794	0.01
Interest Rates Non-U.S.	78	38,263	0.01
Livestock	88	37,758	0.01
Softs	157	(376,462)	(0.07)

Total futures contracts sold		(563,884)	(0.10)

Unrealized Appreciation on Open Forward Contracts
Metals	82	218,361	0.04

Total unrealized appreciation on open forward contracts		218,361	0.04

Unrealized Depreciation on Open Forward Contracts
Metals	129	(600,682)	(0.12)

Total unrealized depreciation on open forward contracts		(600,682)	(0.12)

Options Owned
Puts
Indices	49	16,735	0.01

Total options owned		16,735	0.01

Options Written
Puts
Indices	49	(48,410)	(0.01)

Total options written		(48,410)	(0.01)

Total fair value		$16,015,397	3.06%

*	Due to rounding.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
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

*      Due to rounding.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

CMF Winton Master L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(7,818,170)	(17,267,563)	(36,243,688)	65,800,861
Change in net unrealized gains (losses) on open contracts	15,140,518	(21,966,396)	6,933,522	(6,689,482)

Gain (loss) from trading, net	7,322,348	(39,233,959)	(29,310,166)	59,111,379
Interest income	124,689	1,660,232	373,952	5,729,763

Total income (loss)	7,447,037	(37,573,727)	(28,936,214)	64,841,142

Expenses:
Clearing fees	99,035	109,801	253,440	409,472
Professional fees	8,728	9,267	27,410	26,598

Total expenses	107,763	119,068	280,850	436,070

Net income (loss)	7,339,274	(37,692,795)	(29,217,064)	64,405,072
Additions – Limited Partners	60,412,948	41,384,712	190,738,991	113,225,126
Redemptions – Limited Partners	(40,126,283)	(79,547,378)	(184,586,494)	(140,035,467)
Distribution of interest income to feeder funds	(124,689)	(1,660,232)	(373,952)	(5,729,763)

Net increase (decrease) in Partners’ Capital	27,501,250	(77,515,693)	(23,438,519)	31,864,968
Partners’ Capital, beginning of period	496,811,774	566,425,794	547,751,543	457,045,133

Partners’ Capital, end of period	524,313,024	488,910,101	524,313,024	488,910,101

Net Asset Value per Redeemable Unit (274,881.5114 and 274,546.6529 Redeemable Units outstanding at September 30, 2009 and 2008, respectively)	$1,907.41	$1,780.79	$1,907.41	$1,780.79

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$26.25	$(136.12)	$(112.46)	$212.39

Weighted average units outstanding	279,170.7223	290,538.2465	279,196.2744	296,352.6745

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) allocated from Master*	$2.42	$(100.22)	$(104.79)	$89.68
Interest income allocated from Master	0.24	3.31	0.73	11.28
Expenses**	(7.42)	(8.00)	(24.03)	(58.36)

Increase (decrease) for the period	(4.76)	(104.91)	(128.09)	42.60
Net Asset Value per Redeemable Unit, beginning of period	1,080.87	1,189.94	1,204.20	1,042.43

Net Asset Value per Redeemable Unit, end of period	1,076.11	1,085.03	1,076.11	1,085.03
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	0.19	—	0.19

Redemption/subscription value per Redeemable Unit, end of period ***	$1,076.11	$1,085.22	$1,076.11	$1,085.22

* Includes Partnership brokerage commissions and expenses allocated from the Master.

** Excludes Partnership brokerage commissions and expenses allocated from the Master.

*** For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering and organization costs will not reduce redemption/subscription net asset value per redeemable unit.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Ratio to average net assets:****
Net investment income (loss) before incentive fees*****	(7.4)%	(6.4)%	(7.6)%	(6.5)%

Operating expenses	7.5%	7.6%	7.7%	7.9%
Incentive fees	—%	—%	—%	3.2%

Total expenses	7.5%	7.6%	7.7%	11.1%

Total return:
Total return before incentive fees	(0.4)%	(8.8)%	(10.6)%	7.3%
Incentive fees	—%	—%	—%	(3.2)%

Total return after incentive fees	(0.4)%	(8.8)%	(10.6)%	4.1%

****	Annualized (other than incentive fee).

*****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Financial Highlights of the Master:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008	2009		2008

Net realized and unrealized gains (losses)*	$25.82		$(142.08)	$(113.76)		$192.62
Interest income	0.46		6.00	1.39		19.86
Expenses **	(0.03)		(0.04)	(0.09)		(0.09)

Increase (decrease) for income the period	26.25		(136.12)	(112.46)		212.39
Distribution of interest income to feeder funds	(0.46)		(6.00)	(1.39)		(19.86)
Net Asset Value per Redeemable Unit, beginning of period	1,881.62		1,922.91	2,021.26		1,588.26

Net Asset Value per Redeemable Unit, end of period	$1,907.41		$1,780.79	$1,907.41		$1,780.79

* Includes clearing fees.

** Excludes clearing fees.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008	2009		2008

Ratios to average net assets:***
Net investment income (loss)****	0.0	%*****	1.2%	0.0	%*****	1.4%

Operating expense	0.1%		0.1%	0.1%		0.1%

Total return	1.4%		(7.1)%	(5.6)%		13.4%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20 Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2009 and December 31, 2008, based on a monthly calculation, were $2,810,549 and $10,226,644, respectively. The fair values of these commodity interests,

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

including options written thereon, if applicable, at September 30, 2009 and December 31, 2008, were $16,015,397 and $9,115,925, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Master adopted ASC 815-10, Derivatives and Hedging (formerly, FAS No.161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities.

	September 30, 2009		September 30, 2009
Assets		Assets
Futures Contracts		Forward Contracts
Currencies	$6,789,273	Metals	$218,361
Energy	73,115	Total unrealized appreciation on open forward contracts	$218,361
Grains	822,771
Indices	771,619	Liabilities
Interest Rates U.S.	4,067,979	Forward Contracts
Interest Rates Non-U.S.	4,191,133	Metals	$(600,682)
Livestock	52,622	Total unrealized depreciation on open forward contracts	$(600,682)
Metals	2,476,480
Softs	77,916	Net unrealized depreciation on open forward contracts	$(382,321	)**

Total unrealized appreciation on open futures contracts	$19,322,908

Liabilities
Futures Contracts		Assets
Currencies	$(482,391)	Options Owned
Energy	(827,152)	Indices	$16,735
Grains	(582,212)	Total options owned	$16,735	***
Indices	(422,245)
Interest Rates U.S.	(8,020)	Liabilities
Interest Rates Non-U.S.	(45,532)	Options Written
Livestock	(18,055)	Indices	$(48,410)
Metals	(91,725)	Total options written	$(48,410	)****
Softs	(416,183)

Total unrealized depreciation on open futures contracts	$(2,893,515)

Net unrealized appreciation on open futures contracts	$16,429,393 *

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

***	This amount is included in “Options owned, at fair value” on the Statements of Financial Condition.

****	This amount is included in “Options written, at fair value” on the Statements of Financial Condition.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$7,154,195	$(860,139)
Energy	(3,131,070)	(5,955,585)
Grains	15,843	3,595,168
Indices	(7,377,972)	(17,043,647)
Interest Rates U.S.	3,241,481	(3,648,606)
Interest Rates Non-U.S.	5,938,051	(862,634)
Livestock	348,748	1,016,361
Softs	(401,406)	(856,499)
Lumber	—	(4,378)
Metals	1,534,478	(4,690,207)

Total	$7,322,348	$(29,310,166)

4.  Fair Value Measurements :

Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.

Fair Value Measurements.  The Partnership adopted ASC 820-10, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership values investment in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2009 and December 31, 2008, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$125,585,451	$—	$125,585,451	$—

Total fair value	$125,585,451	$—	$125,585,451	$—

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$119,196,221	$—	$119,196,221	$—

Total fair value	$119,196,221	$—	$119,196,221	$—

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements.  The Master adopted ASC 820-10 (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	9/30/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$16,429,393	$16,429,393	$—	$—
Options owned	16,735	16,735	—	—

Total assets	16,446,128	16,446,128	—	—

Liabilities
Forwards	382,321	382,321	—	—
Options written	48,410	48,410	—	—

Total liabilities	430,731	430,731	—	—

Total fair value	$16,015,397	$16,015,397	$—	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$6,936,356	$6,936,356	$—	$—
Forwards	2,179,569	2,179,569	—	—

Total assets	9,115,925	9,115,925	—	—

Total fair value	$9,115,925	$9,115,925	$—	$—

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

     As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460-10, Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital increased 4.9% from $114,745,000 to $120,332,650. This increase was attributable to additional sales of 41,633.6095 Redeemable Units of Limited Partnership Interest totaling $48,062,000, which was partially offset by the redemption of 25,099.1913 Redeemable Units of Limited Partnership Interest totaling $28,504,585 and a net loss of $13,969,765. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2009, the Master’s capital decreased 4.3% from $547,751,543 to $524,313,024. This decrease was attributable to the net loss from operations of $29,217,064 coupled with the redemption of 94,016.2665 Redeemable Units of Limited Partnership Interest totaling $184,586,494 and distribution of interest income to feeder funds totaling $373,952, which was partially offset by the additional sales of 97,903.2858 Redeemable Units of Limited Partnership Interest totaling $190,738,991. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.
     Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.
     Fair Value Measurements. The Partnership and the Master adopted ASC 820-10 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

     The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the period ended September 30, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Master are priced based on the end of the day net asset value (Level 2). As of and for the period ended September 30, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
Options. The Master may purchase and write (sell) both exchange listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2007.

      Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.
Results of Operations
     During the Partnership’s third quarter of 2009, the Net Asset Value per Redeemable Unit decreased 0.4% from $1,080.87 to $1,076.11 as compared to a decrease of 8.8% in the third quarter of 2008. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2009 of $1,740,882. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and were partially offset by losses in energy, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and fees in the third quarter of 2008 of $8,483,056. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals, softs and were partially offset by gains in U.S. and non-U.S. interest rates, indices, lumber and livestock.
     The third quarter of 2009 presented a challenging trading environment with mixed technical signals across the markets. While the broad trends indicated that most economies and markets were recovering, some trends were not well established to be profitable. The Partnership was profitable in currencies, grains, interest rates, livestock and metals while losses were captured in energy, soft commodities and stock indices.
     In currencies, strong gains were captured from trading the Australian dollar, New Zealand dollar and Euro, while modest losses were captured in the Canadian dollar and Japanese yen. In grains, modest gains were realized in wheat and corn which were partially offset by losses in the soybean complex. In interest rates, the Partnership was profitable in both the U.S. and non-U.S. bonds. Most of the gains were recorded in the longer-term maturity bonds which tend to be less influenced by government monetary policies. Central reserve banks of most developed economies seemed to be in a dilemma, balancing the future inflationary expectations with the current fragile condition of the economies. In livestock, the Partnership was profitable from trading cattle and lean hog positions. In metals, most industrial and precious metals established firm bullish trends that began in early 2009. The Partnership capitalized on these trends and registered strong gains.
     In the energy sector, losses were captured as the markets remained in contango. Natural gas demonstrated a strong bearish trend but the trend seemed to be reversing late in the quarter. Crude oil and heating oil remained mostly trend-less and volatile, thus contributing to losses. In soft commodities, strong losses in cocoa could not offset gains in coffee and cotton. The Partnership registered losses in stock indices, mostly in the early months of the quarter as the bullish trends were still developing.

During the Partnership’s nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit decreased 10.6% from $1,204.20 to $1,076.11 as compared to an increase of 4.1% during the nine months ended September 30, 2008. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2009 of $7,186,761. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs, indices, lumber and were partially offset by gains in grains and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2008 of $12,290,798. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, lumber, metals, energy, grains, indices and were partially offset by losses in softs and livestock.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and nine month ended September 30, 2009 decreased by $300,686 and $1,012,391, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

     Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2009 increased by $147,945 and $426,742, respectively as compared to the corresponding periods in 2008. The increase in brokerage commissions and fees is due to higher net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2009 increased by $64,866 and $187,148, respectively as compared to the corresponding periods in 2008. The increase in management fees is due to higher net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2009 increased by $16,216 and $46,785 as compared to the corresponding periods in 2008. The increase in administrative fees is due to an increase in net assets during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.
     Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and nine months ended September 30, 2009. There were no incentive fees for the three months ended September 30, 2008. Trading performance for the nine months ended September 30, 2008 resulted in incentive fees of $3,341,970. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2009, and the highest, lowest and average values during the three months ended September 30, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
As of September 30, 2009, the Master’s total capitalization was $524,313,024 and the Partnership owned approximately 24.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of September 30, 2009 was as follows:
September 30, 2009
(Unaudited)

			Three Months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,333,591	1.78%	$10,700,900	$8,478,938	$9,504,427
Energy	1,240,349	0.24%	2,549,525	703,862	1,440,952
Grains	1,718,287	0.33%	1,718,287	1,133,559	1,432,359
Interest Rates U.S.	6,173,010	1.18%	6,518,610	2,078,339	4,522,123
Interest Rates Non-U.S.	10,044,891	1.92%	11,661,822	4,837,528	7,726,635
Livestock	111,186	0.02%	227,651	102,533	161,785
Metals	3,879,776	0.74%	3,998,291	1,589,099	2,918,296
Softs	585,138	0.11%	1,035,185	385,375	606,465
Indices	10,676,526	2.04%	10,676,526	1,905,983	5,639,298

Total	$43,762,754	8.36%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

     The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Subprime Mortgage-Related Litigation
     On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.
     On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.
     On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters
     On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.
     On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.
     On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters
     On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation
     Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation
     In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters
     Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors

The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Master may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Master by increasing transaction costs to liquidate positions and foregoing potential profits.

Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and the Master by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and the Master; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and the Master) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2008, there were additional sales of 8,297.8224 Redeemable Units totaling $8,827,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2009 - July 31, 2009	2,399.2718	$1,057.80	N/A	N/A
August 1, 2009 - August 31, 2009	857.6471	$1,055.28	N/A	N/A
September 1, 2009 - September 30, 2009	4,277.3628	$1,076.11	N/A	N/A
	7,534.2817	$1,067.91

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

3.1	(a)
Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed herewith).

(c)
Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

3.2		Amended and Restated Limited Partnership Agreement, dated June 30, 2009 (filed herewith).

10.1
Customer Agreement between the Partnership, Citigroup Managed Futures LLC and Citigroup Global Markets Inc., dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.2	(a)
Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited, dated November 21, 2006 (filed as Exhibit 10.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

(b)
Letter from the General Partner extending Management Agreement with Winton Capital Management Limited for 2009, dated June 5, 2008 (filed as Exhibit 10.14 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.3
Agency Agreement between the Partnership, Citigroup Managed Futures LLC and Citigroup Global Markets Inc., dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.4		Form of Subscription Agreement Credit Suisse Securities LLC (filed herewith).

10.5		Form of Subscription Agreement Morgan Stanley Smith Barney LLC (filed herewith).

10.6
Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1		Section 1350 Certification (Certification of President and Director)

32.2		Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABINGDON FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: November 16, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 16, 2009