Form 10-Q
period 2010-03-31
Abingdon Futures Fund LP
filed 2010-05-17
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes     No X

As of April 30, 2010, 115,672.6181 Limited Partnership Redeemable Units were outstanding.

ABINGDON FUTURES FUND L.P.
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification
EX - 32.2	Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Abingdon Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:

Investment in Master, at fair value	$130,134,468	$123,045,654
Cash	217,647	250,959

Total assets	130,352,115	$123,296,613

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$488,820	$462,362
Management fees	216,213	204,490
Administrative fees	54,053	51,123
Other	135,231	139,960
Redemptions payable	1,020,906	1,652,699

Total liabilities	1,915,223	2,510,634

Partners’ Capital:
General Partner, 1,878.6760 and 1,689.1726 Unit equivalents outstanding at March 31, 2010 and December 31, 2009, respectively	2,062,166	1,801,570
Limited Partners, 115,130.4803 and 111,560.6462 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	126,374,726	118,984,409

Total partners’ capital	128,436,892	120,785,979

Total liabilities and partners’ capital	$130,352,115	$123,296,613

Net Asset Value per Unit	$1,097.67	$1,066.54

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$1,362,478	$1,202,507
Change in net unrealized gains (losses) on open contracts allocated from Master	4,647,148	(2,287,671)
Interest income allocated from Master	15,263	27,323
Expenses allocated from Master	(36,331)	(17,347)

Total income (loss)	5,988,558	(1,075,188)

Expenses:
Brokerage fees	1,415,782	1,394,144
Management fees	626,201	616,561
Administrative fees	156,550	154,140
Other	82,070	138,595

Total expenses	2,280,603	2,303,440

Net income (loss)	3,707,955	(3,378,628)
Additions — Limited Partners	9,293,000	20,550,000
Additions — General Partner	200,000	—
Redemptions — Limited Partners	(5,550,042)	(14,599,532)

Net increase (decrease) in Partners’ Capital	7,650,913	2,571,840
Partners’ Capital, beginning of period	120,785,979	114,745,000

Partners’ Capital, end of period	$128,436,892	$117,316,840

Net Asset Value per Unit (117,009.1563 and 100,141.8604 Units outstanding at March 31, 2010 and 2009, respectively)	$1,097.67	$1,171.51

Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$31.13	$(32.69)

Weighted average units outstanding	117,545.6149	103,126.7014

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
1. General:
          Abingdon Futures Fund L.P. (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership, through its investment in the Master (as defined below), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 300,000 redeemable units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.
          Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
          On February 1, 2007, the Partnership allocated substantially all of its capital to the CMF Winton Master L.P. (the “Master”), a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master was formed in order to permit accounts managed by Winton Capital Management Limited (the “Advisor”) using the Diversified Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.
          The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2010.
          At March 31, 2010 and December 31, 2009, the Partnership owned approximately 18.9% and 21.4%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.
          The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
          The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
          The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
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
          On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
          The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.
          Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
          The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 are presented below:
CMF Winton Master L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$602,888,636	$533,704,028
Cash margin	60,509,969	38,915,256
Net unrealized appreciation on open futures contracts	22,153,133	144,283
Net unrealized appreciation on open forward contracts	4,389,054	1,698,400
Options owned, at fair value (cost $39,400 and $34,613 at March 31, 2010 and December 31, 2009, respectively)	28,185	17,723

Total assets	$689,968,977	$574,479,690

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premium $77,555 and $77,101 at March 31, 2010 and December 31, 2009, respectively)	$53,690	$40,733

Accrued expenses:
Professional fees	11,234	30,644

Total liabilities	64,924	71,377

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at March 31, 2010 and December 31, 2009, respectively	—	—
Limited Partners’ Capital, 342,147.2055 and 298,540.2381 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	689,904,053	574,408,313

Total liabilities and partners’ capital	$689,968,977	$574,479,690

Net Asset Value per Redeemable Unit	$2,016.40	$1,924.06

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
CMF Winton Master L.P.
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	3,464	$2,373,340	0.35%
Energy	939	1,195,122	0.17
Grains	65	(49,686)	(0.01)
Indices	5,666	5,821,567	0.84
Interest Rates U.S.	3,312	962,471	0.14
Interest Rates Non-U.S.	6,607	4,547,426	0.66
Livestock	195	173,328	0.03
Metals	829	1,511,327	0.22
Softs	94	73,113	0.01

Total futures contracts purchased		16,608,008	2.41

Futures Contracts Sold
Currencies	3,225	1,479,487	0.21
Energy	210	1,036,455	0.15
Grains	1,411	2,123,207	0.31
Indices	3	(81)	(0.00)*
Interest Rates U.S.	609	(207,694)	(0.03)
Interest Rates Non-U.S.	646	103,341	0.01
Livestock	8	(3,710)	(0.00)*
Softs	736	1,014,120	0.15

Total futures contracts sold		5,545,125	0.80

Unrealized Appreciation on Open Forward Contracts
Currencies	$10,628,258	128,246	0.02
Metals	704	6,118,848	0.89

Total unrealized appreciation on open forward contracts		6,247,094	0.91

Unrealized Depreciation on Open Forward Contracts
Currencies	$5,434,842	(39,900)	(0.00)*
Metals	275	(1,818,140)	(0.26)

Total unrealized depreciation on open forward contracts		(1,858,040)	(0.26)

Options Owned
Puts
Indices	94	28,185	0.00 *

Total options owned		28,185	0.00

Options Written
Puts
Indices	94	(53,690)	(0.01)

Total options written		(53,690)	(0.01)

Total fair value		$26,516,682	3.85%

*	Due to rounding.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	2,173	$(1,932,735)	(0.34)%
Energy	81	105,489	0.02
Grains	396	285,441	0.05
Indices	3,920	2,883,282	0.50
Interest Rates U.S.	1,552	(374,223)	(0.06)
Interest Rates Non-U.S.	4,180	(115,797)	(0.02)
Livestock	76	38,000	0.01
Metals	664	(417,248)	(0.07)
Softs	356	476,861	0.08

Total futures contracts purchased		949,070	0.17

Futures Contracts Sold
Currencies	227	(127,300)	(0.02)
Energy	192	(494,271)	(0.09)
Grains	501	(17,304)	(0.00)*
Indices	12	(10,333)	(0.00)*
Interest Rates U.S.	180	44,187	0.01
Interest Rates Non-U.S.	166	(31,275)	(0.01)
Livestock	111	(56,000)	(0.01)
Softs	129	(112,491)	(0.02)

Total futures contracts sold		(804,787)	(0.14)

Unrealized Appreciation on Open Forward Contracts
Metals	310	2,433,189	0.43

Total unrealized appreciation on open forward contracts		2,433,189	0.43

Unrealized Depreciation on Open Forward Contracts
Metals	163	(734,789)	(0.13)

Total unrealized depreciation on open forward contracts		(734,789)	(0.13)

Options Owned
Puts
Indices	65	17,723	0.00 *

Total options owned		17,723	0.00

Options Written
Puts
Indices	65	(40,733)	(0.01)

Total options written		(40,733)	(0.01)

Total fair value		$1,819,673	0.32%

*	Due to rounding.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
CMF Winton Master L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests:

Net realized gains (losses) on closed contracts	$7,610,946	$5,353,638
Change in net unrealized gains (losses) on open contracts	24,692,676	(10,149,546)

Gain (loss) from trading, net	32,303,622	(4,795,908)
Interest income	90,775	134,962

Total income (loss)	32,394,397	(4,660,946)
Expenses:
Clearing fees	169,844	67,867
Professional fees	17,365	9,230

Total expenses	187,209	77,097

Net income (loss)	32,207,188	(4,738,043)
Additions — Limited Partners	118,054,225	59,927,302
Redemptions — Limited Partners	(34,674,898)	(69,523,603)
Distribution of interest income to feeder funds	(90,775)	(134,962)

Net increase (decrease) in Partners’ capital	115,495,740	(14,469,306)
Partners’ Capital, beginning of period	574,408,313	547,751,543

Partners’ Capital, end of period	$689,904,053	$533,282,237

Net Asset Value per Redeemable Unit (342,147.2055 and 266,234.9916 Redeemable Units outstanding at March 31, 2010 and 2009, respectively)	$2,016.40	$2,003.05

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$92.61	$(17.72)

Weighted average units outstanding	334,646.8834	282,409.6821

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
2.	Financial Highlights:
          Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses) allocated from Master *	$38.37	$(24.06)
Interest income allocated from Master	0.12	0.26
Expenses **	(7.36)	(8.89)

Increase (decrease) for the period	31.13	(32.69)
Net Asset Value per Redeemable Unit, beginning of period	1,066.54	1,204.20

Net Asset Value per Redeemable Unit, end of period	$1,097.67	$1,171.51

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended
	March 31,
	2010	2009
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(7.6)%	(7.9)%

Operating expenses	7.7%	8.0%
Incentive fees	—%	—%

Total expenses	7.7%	8.0%

Total return :
Total return before incentive fees	2.9%	(2.7)%
Incentive fees	—%	—%

Total return after incentive fees	2.9%	(2.7)%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses) *	$92.39	$(18.18)
Interest income	0.27	0.49
Expenses **	(0.05)	(0.03)

Increase (decrease) for the period	92.61	(17.72)
Distribution of interest income to feeder funds	(0.27)	(0.49)
Net Asset Value per Redeemable Unit, beginning of period	1,924.06	2,021.26

Net Asset Value per Redeemable Unit, end of period	$2,016.40	$2,003.05

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2010	2009
Ratios to average net assets:***
Net investment income (loss)****	(0.1)%	0.0	%*****

Operating expenses	0.1%	0.1%

Total return	4.8%	(0.9)%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.
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
          The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet have been met.
          Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
          The Master adopted ASC 815, Derivatives and Hedging Activities as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 23,742 and 11,035, respectively. The average number of metal forward contracts traded for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 887 and 295, respectively. The average notional values of currency forward contracts for the three months ended March 31, 2010 was $9,133,789. There were no currency forward contracts traded for the three months ended March 31, 2009. The average number of options contracts traded for the three months ended March 31, 2010 based on a monthly calculation, was 145. There were no options contracts traded for the three months ended March 31, 2009.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
          The following tables indicate the fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

March 31, 2010
Assets
Futures Contracts
Currencies	$6,583,348
Energy	2,698,412

Grains	2,144,793

Indices	5,900,057
Interest Rates U.S.	1,132,525
Interest Rates Non-U.S.	4,888,461
Livestock	176,268
Metals	1,646,313

Softs	1,381,647

Total unrealized appreciation on open futures contracts	$26,551,824

Liabilities
Futures Contracts
Currencies	$(2,730,520)
Energy	(466,836)
Grains	(71,272)
Indices	(78,571)

Interest Rates U.S.	(377,748)

Interest Rates Non-U.S.	(237,694)
Livestock	(6,650)
Metals	(134,985)
Softs	(294,415)

Total unrealized depreciation on open futures contracts	$(4,398,691)

Net unrealized appreciation on open futures contracts	$22,153,133 *

	March 31, 2010
Assets
Forward Contracts
Currencies	$128,246
Metals	6,118,848

Total unrealized appreciation on open forward contracts	$6,247,094

Liabilities
Forward Contracts
Currencies	$(39,900)
Metals	(1,818,140)

Total unrealized depreciation on open forward contracts	$(1,858,040)

Net unrealized appreciation on open forward contracts	$4,389,054	**

Assets
Options Owned
Indices	$28,185

Total options owned	$28,185	***

Liabilities
Options Written
Indices	$(53,690)

Total options written	$(53,690)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

***	This amount is in “Options owned, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options written, at fair value” on the Master’s Statements of Financial Condition.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
	Gain (loss) from		Gain (loss) from
Sector	trading		trading
Currencies	$9,979,296		$(7,358,629)
Energy	787,486		1,509,404
Grains	1,251,692		2,144,844
Indices	5,725,874		2,648,011
Interest Rates U.S.	437,841		(2,209,172)
Interest Rates Non-U.S.	8,557,012		5,069
Livestock	86,010		224,423
Lumber	—		902
Metals	3,162,829		(1,497,812)
Softs	2,315,582		(262,948)

Total	$32,303,622	*****	$(4,795,908	)*****

*****	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
4.   Fair Value Measurements :
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
     Partnership’s Fair Value Measurements. The Partnership adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     In 2009, the Partnership adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$130,134,468	$—	$130,134,468	$—

Total fair value	$130,134,468	$—	$130,134,468	$—

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$123,045,654	$—	$123,045,654	$—

Total fair value	$123,045,654	$—	$123,045,654	$—

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

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
Master’s Fair Value Measurements. The Master adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended March 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	3/31/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$22,153,133	$22,153,133	$—	$—
Forwards	4,389,054	4,300,708	88,346	—
Options owned	28,185	28,185	—	—

Total assets	26,570,372	26,482,026	88,346	—

Liabilities
Options written	53,690	53,690	—	—

Total liabilities	53,690	53,690	—	—

Total fair value	$26,516,682	$26,428,336	$88,346	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$144,283	$144,283	$—	$—
Forwards	1,698,400	1,698,400	—	—
Options owned	17,723	17,723	—	—

Total assets	1,860,406	1,860,406	—	—

Liabilities
Options written	40,733	40,733	—	—

Total liabilities	40,733	40,733	—	—

Total fair value	$1,819,673	$1,819,673	$—	$—

5.   Financial Instrument Risks:
          In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
          Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
          As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees.
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
6. Critical Accounting Policies:
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
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
     Partnership’s and the Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended March 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     In 2007, the Partnership adopted ASC 740, Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2007.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
     Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2 “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
          The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2010.
          The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
          For the three months ended March 31, 2010, Partnership capital increased 6.3% from $120,785,979 to $128,436,892. This increase was attributable to the net income from operations of $3,707,955 coupled with the additional sales of 8,832.7850 Redeemable Units totaling $9,293,000 and 189.5034 General Partner Unit equivalents totaling $200,000, which was partially offset by the redemptions of 5,262.9509 Redeemable Units totaling $5,550,042. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
          The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
          For the three months ended March 31, 2010, the Master’s capital increased 20.1% from $574,408,313 to $689,904,053. This increase was attributable to the net income from operations of $32,207,188 coupled with the additional sales of 61,760.5019 redeemable units totaling $118,054,225, which was offset by the redemptions of 18,153.5345 redeemable units totaling $34,674,698 and distribution of interest income to feeder funds totaling $90,775. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
     Partnership’s and the Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended March 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
Results of Operations
     During the Partnership’s first quarter of 2010, the Net Asset Value per Redeemable Unit increased 2.9% from $1,066.54 to $1,097.67 as compared to a decrease of 2.7% in the first quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2010 of $6,009,626. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, softs and indices. The Partnership experienced a net trading loss before brokerage fees and fees in first quarter of 2009 of $1,085,164. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. interest rates, metals, softs and were partially offset by gains in energy, grains, non-U.S. interest rates, livestock, lumber and indices.
     The first quarter of 2010 began with uncertainty in the markets, primarily due to the sovereign debt crisis that seemed to engulf Greece and Dubai. These concerns were later alleviated, as governments and central banks strongly indicated their resolve to prevent such events from hampering the slow growth that seemed to emerge in most economies. The Partnership was profitable in all sectors - currencies, energy, grains, interest rates, metals, agricultural softs and equity indices.
     In currencies, gains were registered primarily in the Euro, Australian Dollar and Canadian Dollar as the Euro remained weak on sovereign debt concerns and commodity based currencies showed bullish trends. In the energy sector, the Partnership capitalized on the bearish trend in natural gas, offsetting losses in the oil complex. Metals contributed to gains as industrial metals, especially nickel, rallied in the second half of the quarter on increased economic optimism and gold remained the currency-neutral hedge. In equity indices, the strong bullish trend that emerged in 2009 was significantly interrupted by the sovereign debt crisis contributing losses earlier in the quarter. However, the trading strategy was able to capitalize on the bullish trend that re-emerged later in the quarter resulting in sizable gains for the sector. The Partnership was profitable in non-U.S. interest rates as the yields on German bonds declined due to a flight to quality within the European region. In U.S. interest rates, gains were seen in short term instruments as the U.S. economy stabilized and the yield curve steepened. In grains, gains were seen as profits in wheat and corn were partially offset by losses in the soybean complex. In agricultural softs, the strategy caught the sharp reversal in the sugar market, contributing to gains. In livestock, the Partnership registered losses in live cattle but profited in lean hogs.
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

     Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three months ended March 31, 2010 decreased by $12,060 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership or CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2010 increased by $21,638 as compared to the corresponding period in 2009. The increase in brokerage fees is due to higher average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2010 increased by $9,640 as compared to the corresponding period in 2009. The increase in management fees is due to higher average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2010 increased by $2,410 as compared to the corresponding period in 2009. The increase in administrative fees is due higher average net assets during the three months ended March 31, 2010 as compared to the corresponding period in 2009.
     Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees for the three months ended March 31, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
          Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2010, and the highest, lowest and average values during the three months ended March 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
          As of March 31, 2010, the Master’s total capitalization was $689,904,053 and the Partnership owned approximately 18.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of March 31, 2010 was as follows:
March 31, 2010
(Unaudited)

			Three Months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,083,159	1.32%	$11,936,668	$3,127,432	$7,270,193
Energy	3,489,813	0.51%	3,635,199	345,625	1,630,460
Grains	1,666,349	0.24%	1,818,433	932,177	1,325,446
Interest Rates U.S.	1,570,837	0.23%	4,717,680	743,921	2,559,622
Interest Rates Non-U.S.	6,662,281	0.97%	7,909,258	3,487,657	6,479,959
Livestock	194,150	0.03%	201,990	158,080	187,287
Metals	7,625,124	1.11%	7,950,442	4,864,229	6,436,353
Softs	1,621,394	0.24%	2,071,953	538,916	952,937
Indices	22,020,780	3.19%	22,020,780	10,790,520	17,652,813

Total	$53,933,887	7.84%

* Average of month-end Values at Risk.

Item 4. Controls and Procedures
          The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
          Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
          The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
          There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership and the General Partner.
Credit Crisis Related Matters
     Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
     In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.
Item 1A. Risk Factors
     There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended March 31, 2010, there were additional sales of 8,832.7850 Redeemable Units totaling $9,293,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2010 - January 31, 2010	2,303.6903	$1,036.40	N/A	N/A
February 1, 2010 - February 28, 2010	2,029.1941	$1,055.39	N/A	N/A
March 1, 2010 - March 31, 2010	930.0665	$1,097.67	N/A	N/A
	5,262.9509	$1,054.55

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
Item 3. Defaults Upon Senior Securities – None
Item 4. [Removed and Reserved]
Item 5. Other Information – None

Item 6. Exhibits

3.1	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

3.2	(a)	Amended and Restated Limited Partnership Agreement, dated June 30, 2009 (filed as Exhibit 3.2 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Second Amended and Restated Agreement of Limited Partnership, dated December 21, 2009 (filed as Exhibit 3.1 to the Form 8-K filed on December 23, 2009 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership, Citigroup Managed Futures LLC and Citigroup Global Markets Inc., dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.2	(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Winton Capital Management Limited, dated November 21, 2006 (filed as Exhibit 10.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with Winton Capital Management Limited for 2009, dated June 5, 2008 (filed as Exhibit 10.14 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

	(c)	Letter from the General Partner extending Management Agreement with Winton Capital Management Limited for 2009, dated June 9, 2009 (filed as Exhibit 10.2(c) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.3		Agency Agreement between the Partnership, Citigroup Managed Futures LLC and Citigroup Global Markets Inc., dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.4		Form of Subscription Agreement Credit Suisse Securities LLC (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement Morgan Stanley Smith Barney LLC (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

16.1		Letter dated July 23, 2009 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to the Form 8-K, filed on July 23, 2009 and incorporated herein by reference).

16.2		Letter dated June 26, 2008 from KPMG LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to the Form 8-K, filed on July 1, 2008 and incorporated herein by reference).

23.1		Consent from KPMG LLP, dated March 26, 2009 (filed as Exhibit 23.1 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	—	Section 1350 Certification (Certification of President and Director)

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABINGDON FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date: May 17, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 17, 2010