Form 10-Q
period 2010-06-30
Abingdon Futures Fund LP
filed 2010-08-16
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2010

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-53210

ABINGDON FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

New York	20-3845005

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
522 Fifth Avenue - 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 296-1999
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

Yes     No X

As of July 31, 2010, 122,872.7334 Limited Partnership Redeemable Units were outstanding.

ABINGDON FUTURES FUND L.P.
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification
EX - 32.2	Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Abingdon Futures Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:

Investment in Master, at fair value	$139,281,938	$123,045,654
Cash	208,482	250,959

Total assets	139,490,420	$123,296,613

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$523,089	$462,362
Management fees	231,406	204,490
Administrative fees	57,851	51,123
Other	123,947	139,960
Redemptions payable	546,769	1,652,699

Total liabilities	1,483,062	2,510,634

Partners’ Capital:
General Partner, 1,878.6760 and 1,689.1726 unit equivalents outstanding at June 30, 2010 and December 31, 2009, respectively	2,087,265	1,801,570
Limited Partners, 122,336.6109 and 111,560.6462 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	135,920,093	118,984,409

Total partners’ capital	138,007,358	120,785,979

Total liabilities and partners’ capital	$139,490,420	$123,296,613

Net asset value per unit	$1,111.03	$1,066.54

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$7,275,336	$(8,369,573)	$8,637,814	$(7,167,066)
Change in net unrealized gains (losses) on open contracts allocated from Master	(3,187,271)	527,094	1,459,877	(1,760,577)
Interest income allocated from Master	33,242	25,359	48,505	52,682
Expenses allocated from Master	(40,755)	(23,711)	(77,086)	(41,058)

Total income (loss)	4,080,552	(7,840,831)	10,069,110	(8,916,019)

Expenses:
Brokerage fees	1,527,197	1,400,821	2,942,979	2,794,965
Management fees	675,616	619,487	1,301,817	1,236,048
Administrative fees	168,903	154,871	325,453	309,011
Other	79,102	87,607	161,172	226,202

Total expenses	2,450,818	2,262,786	4,731,421	4,566,226

Net income (loss)	1,629,734	(10,103,617)	5,337,689	(13,482,245)
Additions — Limited Partners	11,853,000	18,685,000	21,146,000	39,235,000
Additions — General Partner	—	—	200,000	—
Redemptions — Limited Partners	(3,912,268)	(5,859,132)	(9,462,310)	(20,458,664)

Net increase (decrease) in Partners’ Capital	9,570,466	2,722,251	17,221,379	5,294,091
Partners’ Capital, beginning of period	128,436,892	117,316,840	120,785,979	114,745,000

Partners’ Capital, end of period	$138,007,358	$120,039,091	$138,007,358	$120,039,091

Net asset value per unit (124,215.2869 and 111,057.9453 units outstanding at June 30, 2010 and 2009, respectively)	$1,111.03	$1,080.87	$1,111.03	$1,080.87

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$13.36	$(90.64)	$44.49	$(123.33)

Weighted average units outstanding	121,867.3848	111,999.3431	119,706.4998	107,563.0223

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
1. General:
          Abingdon Futures Fund L.P. (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership, through its investment in the Master (as defined below), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 300,000 redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of units that may be sold by the Partnership.
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
          The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2010.
          At June 30, 2010 and December 31, 2009, the Partnership owned approximately 18.3% and 21.4%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.
          The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
          The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
          The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
          The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 are presented below:
CMF Winton Master L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$695,455,126	$533,704,028
Cash margin	56,068,583	38,915,256
Net unrealized appreciation on open futures contracts	16,570,459	144,283
Net unrealized appreciation on open forward contracts	—	1,698,400
Options purchased, at fair value (cost $45,345 and $34,613 at June 30, 2010 and December 31, 2009, respectively)	141,225	17,723

Total assets	$768,235,393	$574,479,690

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$7,400,845	$—
Options premium received, at fair value (premium $87,155 and $77,101 at June 30, 2010 and December 31, 2009, respectively)	276,235	40,733

Accrued expenses:
Professional fees	12,803	30,644

Total liabilities	7,689,883	71,377

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2010 and December 31, 2009	—	—
Limited Partners, 366,031.5997 and 298,540.2381 units outstanding at June 30, 2010 and December 31, 2009, respectively	760,545,510	574,408,313

Total liabilities and partners’ capital	$768,235,393	$574,479,690

Net asset value per unit	$2,077.81	$1,924.06

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
CMF Winton Master L.P.
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	2,374	$1,807,798	0.24%
Energy	109	(442,280)	(0.06)
Grains	155	(14,730)	(0.00	) *
Indices	484	(1,462,140)	(0.19)
Interest Rates U.S.	8,095	10,903,309	1.43
Interest Rates Non-U.S.	8,462	8,323,559	1.09
Livestock	251	(102,540)	(0.01)
Metals	830	2,653,135	0.35
Softs	173	71,034	0.01

Total futures contracts purchased		21,737,145	2.86

Futures Contracts Sold
Currencies	2,656	(6,944,081)	(0.91)
Energy	523	243,807	0.03
Grains	2,001	559,142	0.07
Indices	598	1,509,694	0.20
Interest Rates Non-U.S.	102	(48,202)	(0.01)
Metals	17	(1,688)	(0.00	) *
Softs	323	(485,358)	(0.06)

Total futures contracts sold		(5,166,686)	(0.68)

Unrealized Appreciation on Open Forward Contracts
Currencies	$10,923,081	77,465	0.01
Metals	651	4,387,553	0.58

Total unrealized appreciation on open forward contracts		4,465,018	0.59

Unrealized Depreciation on Open Forward Contracts
Currencies	$9,468,243	(137,224)	(0.02)
Metals	819	(11,728,639)	(1.54)

Total unrealized depreciation on open forward contracts		(11,865,863)	(1.56)

Options Purchased
Puts
Indices	61	141,225	0.02

Total options purchased		141,225	0.02

Options Premium Received
Puts
Indices	61	(276,235)	(0.04)

Total options premium received		(276,235)	(0.04)

Total fair value		$9,034,604	1.19%

*	Due to rounding.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
CMF Winton Master L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	2,173	$(1,932,735)	(0.34)%
Energy	81	105,489	0.02
Grains	396	285,441	0.05
Indices	3,920	2,883,282	0.50
Interest Rates U.S.	1,552	(374,223)	(0.06)
Interest Rates Non-U.S.	4,180	(115,797)	(0.02)
Livestock	76	38,000	0.01
Metals	664	(417,248)	(0.07)
Softs	356	476,861	0.08

Total futures contracts purchased		949,070	0.17

Futures Contracts Sold
Currencies	227	(127,300)	(0.02)
Energy	192	(494,271)	(0.09)
Grains	501	(17,304)	(0.00)*
Indices	12	(10,333)	(0.00)*
Interest Rates U.S.	180	44,187	0.01
Interest Rates Non-U.S.	166	(31,275)	(0.01)
Livestock	111	(56,000)	(0.01)
Softs	129	(112,491)	(0.02)

Total futures contracts sold		(804,787)	(0.14)

Unrealized Appreciation on Open Forward Contracts
Metals	310	2,433,189	0.43

Total unrealized appreciation on open forward contracts		2,433,189	0.43

Unrealized Depreciation on Open Forward Contracts
Metals	163	(734,789)	(0.13)

Total unrealized depreciation on open forward contracts		(734,789)	(0.13)

Options Purchased
Puts
Indices	65	17,723	0.00 *

Total options purchased		17,723	0.00

Options Premium Received
Puts
Indices	65	(40,733)	(0.01)

Total options premium received		(40,733)	(0.01)

Total fair value		$1,819,673	0.32%

*	Due to rounding.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
CMF Winton Master L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$39,644,882	$(33,779,156)	$47,255,828	$(28,425,518)
Change in net unrealized gains (losses) on open contracts	(17,478,423)	1,942,550	7,214,253	(8,206,996)

Gain (loss) from trading, net	22,166,459	(31,836,606)	54,470,081	(36,632,514)
Interest income	207,606	114,301	298,381	249,263

Total income (loss)	22,374,065	(31,722,305)	54,768,462	(36,383,251)
Expenses:
Clearing fees	185,859	86,538	355,703	154,405
Professional fees	35,330	9,452	52,695	18,682

Total expenses	221,189	95,990	408,398	173,087

Net income (loss)	22,152,876	(31,818,295)	54,360,064	(36,556,338)
Additions — Limited Partners	88,662,703	70,398,741	206,716,928	130,326,043
Redemptions — Limited Partners	(39,966,516)	(74,936,608)	(74,641,414)	(144,460,211)
Distribution of interest income to feeder funds	(207,606)	(114,301)	(298,381)	(249,263)

Net increase (decrease) in Partners’ Capital	70,641,457	(36,470,463)	186,137,197	(50,939,769)
Partners’ Capital, beginning of period	689,904,053	533,282,237	574,408,313	547,751,543

Partners’ Capital, end of period	$760,545,510	$496,811,774	$760,545,510	$496,811,774

Net asset value per unit (366,031.5997 and 264,034.0929 units outstanding at June 30, 2010 and 2009, respectively)	$2,077.81	$1,881.62	$2,077.81	$1,881.62

Net income (loss) per unit	$62.00	$(120.99)	$154.61	$(138.71)

Weighted average units outstanding	364,258.5134	276,008.4187	349,452.6984	279,209.0504

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
2.	Financial Highlights:
          Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) allocated from Master *	$20.73	$(83.15)	$59.10	$(107.21)
Interest income allocated from Master	0.27	0.23	0.39	0.49
Expenses **	(7.64)	(7.72)	(15.00)	(16.61)

Increase (decrease) for the period	13.36	(90.64)	44.49	(123.33)
Net asset value per Redeemable Unit, beginning of period	1,097.67	1,171.51	1,066.54	1,204.20

Net asset value per Redeemable Unit, end of period	$1,111.03	$1,080.87	$1,111.03	$1,080.87

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(7.5)%	(7.5)%	(7.5)%	(7.7)%

Operating expenses	7.6%	7.6%	7.6%	7.8%
Incentive fees	—%	—%	—%	—%

Total expenses	7.6%	7.6%	7.6%	7.8%

Total return :
Total return before incentive fees	1.2%	(7.7)%	4.2%	(10.2)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	1.2%	(7.7)%	4.2%	(10.2)%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$61.52	$(121.40)	$153.91	$(139.58)
Interest income	0.59	0.44	0.86	0.93
Expenses **	(0.11)	(0.03)	(0.16)	(0.06)

Increase (decrease) for the period	62.00	(120.99)	154.61	(138.71)
Distribution of interest income to feeder funds	(0.59)	(0.44)	(0.86)	(0.93)
Net asset value per unit, beginning of period	2,016.40	2,003.05	1,924.06	2,021.26

Net asset value per unit, end of period	$2,077.81	$1,881.62	$2,077.81	$1,881.62

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009

Ratios to average net assets:***
Net investment income (loss)****	(0.0	)%*****	0.0	%*****	(0.0	)%*****	0.0	%*****

Operating expenses	0.1%		0.1%		0.1%		0.1%

Total return	3.1%		(6.0)%		8.0%		(6.9)%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding
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
          The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, have been met.
          Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
          The Master adopted ASC 815, Derivatives and Hedging Activities, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the three months ended June 30, 2010 and 2009, based on a monthly calculation, were 29,723 and 13,506, respectively. The average number of futures contracts traded for the six months ended June 30, 2010 and 2009, based on a monthly calculation, were 26,732 and 12,271, respectively. The average number of metal forward contracts traded for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were 1,432 and 524, respectively. The average number of metal forward contracts traded for the six months ended June 30, 2010 and 2009 based on a monthly calculation, were 1,160 and 410, respectively. The average notional values of currency forward contracts for the three months ended June 30, 2010 was $25,129,637. The average notional values of currency forward contracts for the six months ended June 30, 2010 was $17,131,713. There were no currency forward contracts traded for the three and six months ended June 30, 2009. The average number of options contracts traded for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were 127 and 2, respectively. The average number of options contracts traded for the six months ended June 30, 2010 and 2009 based on a monthly calculation, were 136 and 1, respectively.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
          The following tables indicate the fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

June 30, 2010
Assets
Futures Contracts
Currencies	$2,584,860
Energy	522,390
Grains	927,581
Indices	1,512,849
Interest Rates U.S.	10,908,716
Interest Rates Non-U.S.	8,498,275
Livestock	17,890
Metals	2,722,845
Softs	319,599

Total unrealized appreciation on open futures contracts	$28,015,005

Liabilities
Futures Contracts
Currencies	$(7,721,143)
Energy	(720,863)
Grains	(383,169)
Indices	(1,465,295)
Interest Rates U.S.	(5,407)
Interest Rates Non-U.S.	(222,918)
Livestock	(120,430)
Metals	(71,398)
Softs	(733,923)

Total unrealized depreciation on open futures contracts	$(11,444,546)

Net unrealized appreciation on open futures contracts	$16,570,459 *

	June 30, 2010
Assets
Forward Contracts
Currencies	$77,465
Metals	4,387,553

Total unrealized appreciation on open forward contracts	$4,465,018

Liabilities
Forward Contracts
Currencies	$(137,224)
Metals	(11,728,639)

Total unrealized depreciation on open forward contracts	$(11,865,863)

Net unrealized depreciation on open forward contracts
	$(7,400,845	)**

Assets
Options Purchased
Indices	$141,225

Total options purchased	$141,225	***

Liabilities
Options Premium Received
Indices	$(276,235)

Total options premium received	$(276,235	)****

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

December 31, 2009

Assets
Futures Contracts
Currencies	$410,679
Energy	128,203
Grains	629,534
Indices	3,222,389
Interest Rates U.S.	639,524
Interest Rates Non-U.S.	1,473,596
Livestock	53,810
Metals	771,738
Softs	598,000

Total unrealized appreciation on open futures contracts	$7,927,473

Liabilities
Futures Contracts
Currencies	$(2,470,714)
Energy	(516,987)
Grains	(361,398)
Indices	(349,439)
Interest Rates U.S.	(969,559)
Interest Rates Non-U.S.	(1,620,668)
Livestock	(71,810)
Metals	(1,188,985)
Softs	(233,630)

Total unrealized depreciation on open futures contracts	$(7,783,190)

Net unrealized appreciation on open futures contracts	$144,283 *

	December 31, 2009

Assets
Forward Contracts
Metals	$2,433,189

Total unrealized appreciation on open forward contracts	$2,433,189

Liabilities
Forward Contracts
Metals	$(734,789)

Total unrealized depreciation on open forward contracts	$(734,789)

Net unrealized appreciation on open forward contracts	$1,698,400	**

Assets
Options Purchased
Indices	$17,723

Total options purchased	$17,723	***

Liabilities
Options Premium Received
Indices	$(40,733)

Total options premium received	$(40,733	)****

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading
Currencies	$16,370,846		$(655,705)		$26,350,142		$(8,014,334)
Energy	(9,087,845)		(4,333,919)		(8,300,359)		(2,824,515)
Grains	(184,415)		1,434,481		1,067,277		3,579,325
Indices	(21,394,464)		(12,313,686)		(15,668,590)		(9,665,675)
Interest Rates U.S.	16,576,262		(4,680,915)		17,014,103		(6,890,087)
Interest Rates Non-U.S.	21,723,556		(6,805,754)		30,280,568		(6,800,685)
Livestock	(594,073)		443,190		(508,063)		667,613
Lumber	—		(5,280)		—		(4,378)
Metals	90,808		(4,726,873)		3,253,637		(6,224,685)
Softs	(1,334,216)		(192,145)		981,366		(455,093)

Total	$22,166,459	*****	$(31,836,606	)*****	$54,470,081	*****	$(36,632,514	)*****

*****	This amount is in “Gain(loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
4.   Fair Value Measurements :
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
     Partnership’s Fair Value Measurements. The Partnership adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
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
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$139,281,938	$—	$139,281,938	$—

Total fair value	$139,281,938	$—	$139,281,938	$—

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$123,045,654	$—	$123,045,654	$—

Total fair value	$123,045,654	$—	$123,045,654	$—

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

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
Master’s Fair Value Measurements. The Master adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended June 30, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	6/30/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$16,570,459	$16,570,459	$—	$—
Options purchased	141,225	141,225

Total assets	16,711,684	16,711,684	—	—

Liabilities
Forwards	7,400,845	7,341,086	59,759
Options premium received	276,235	276,235	—	—

Total liabilities	7,677,080	7,617,321	59,759	—

Total fair value	$9,034,604	$9,094,363	$(59,759)	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$144,283	$144,283	$—	$—
Forwards	1,698,400	1,698,400	—	—
Options purchased	17,723	17,723	—	—

Total assets	1,860,406	1,860,406	—	—

Liabilities
Options premium received	40,733	40,733	—	—

Total liabilities	40,733	40,733	—	—

Total fair value	$1,819,673	$1,819,673	$—	$—

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

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
          Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
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
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended June 30, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2010
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2007.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
     Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2 “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
          The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2010.
          The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
          For the six months ended June 30, 2010, Partnership capital increased 14.3% from $120,785,979 to $138,007,358. This increase was attributable to the net income from operations of $5,337,689 coupled with the additional sales of 19,579.7352 Redeemable Units totaling $21,146,000 and 189.5034 General Partner unit equivalents totaling $200,000, which was partially offset by the redemptions of 8,803.7705 Redeemable Units totaling $9,462,310. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
          The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
          For the six months ended June 30, 2010, the Master’s capital increased 32.4% from $574,408,313 to $760,545,510. This increase was attributable to the net income from operations of $54,360,064 coupled with the additional sales of 105,252.0843 redeemable units totaling $206,716,928, which was offset by the redemptions of 37,760.7227 redeemable units totaling $74,641,414 and distribution of interest income to feeder funds totaling $298,381. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
     The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended June 30, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
Results of Operations
     During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit increased 1.2% from $1,097.67 to $1,111.03 as compared to a decrease of 7.7% in the second quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2010 of $4,088,065. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and were partially offset by losses in energy, grains, indices, livestock and softs. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2009 of $7,842,479. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs, indices, lumber and were partially offset by gains in grains and livestock.
      Equity markets sold off sharply during the second quarter of 2010 as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. The Partnership was profitable in currencies, interest rates and metals but recorded losses in energy, grains, agricultural softs and equity indices.
      In currencies, the Euro fell sharply compared to the U.S. Dollar in response to the falling confidence in the integrity of the European Union due to the debt levels of Greece and other countries. The Partnership recorded strong gains in the Euro but some of the gains were offset by losses from currencies of materials exporting countries such as Canada and Australia. The Partnership was also profitable in U.S. and non-U.S. interest rates, as the flight to quality caused the yields on U.S. treasury notes to decrease. Both the U.S. Treasuries and the German Government Bonds were perceived as temporary safe havens compared to other assets. In metals, the Partnership was modestly profitable as gains from precious metals offset the losses from industrial metals. Gold seemed to establish a bullish trend in response to the debt crisis whereas the industrial metals plunged in concerns of lower economic growth.
      In the energy sector, losses were recorded mostly in crude oil, natural gas and heating oil. As the cost of risk increased due to the sovereign debt crisis, the prices for crude oil fell. In grains, the Partnership registered losses mainly from the soybean complex. In equity indices, the Partnership recorded losses as the equity markets sold off on concerns over the sovereign debt crisis brewing in the European Union.
     During the Partnership’s six months ended June 30, 2010, the net asset value per Redeemable Unit increased 4.2% from $1,066.54 to $1,111.03 as compared to a decrease of 10.2% during the six months ended June 30, 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2010 of $10,097,691. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals, softs and were partially offset by losses in energy, indices and livestock. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2009 of $8,927,643. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs, indices, lumber and were partially offset by gains in grains and livestock.
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

     Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three months ended June 30, 2010 increased by $7,883 and for the six months ended June 30, 2010 decreased by $4,177, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended June 30, 2010 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower average daily equity during the six months ended June 30, 2010 as compared to the corresponding period in 2009.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2010 increased by $126,376 and $148,014, respectively, as compared to the corresponding periods in 2009. The increase in brokerage fees is due to higher net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2010 increased by $56,129 and $65,769, respectively, as compared to the corresponding periods in 2009. The increase in management fees is due to higher net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2010 increased by $14,032 and $16,442, respectively, as compared to the corresponding periods in 2009. The increase in administrative fees is due to higher net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
     Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and six months ended June 30, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
          Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2010, and the highest, lowest and average values during the three months ended June 30, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
          As of June 30, 2010, the Master’s total capitalization was $760,545,510 and the Partnership owned approximately 18.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of June 30, 2010 was as follows:
June 30, 2010
(Unaudited)

			Three Months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$11,606,499	1.53%	$13,595,019	$7,870,170	$12,385,655
Energy	1,728,733	0.23%	4,944,082	1,138,249	3,373,459
Grains	2,015,412	0.26%	2,377,300	1,218,656	1,793,890
Interest Rates U.S.	7,749,400	1.02%	8,348,750	766,861	6,493,933
Interest Rates Non-U.S.	9,117,905	1.20%	9,760,386	5,764,470	8,980,713
Livestock	231,150	0.03%	354,850	204,300	293,817
Metals	4,920,790	0.65%	8,963,451	4,612,794	6,778,301
Softs	1,030,897	0.13%	1,577,469	647,356	935,643
Indices	2,395,779	0.31%	21,927,977	2,395,779	8,835,502

Total	$40,796,565	5.36%

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
          The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
          There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.
      Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended June 30, 2010, there were additional sales of 10,746.9502 Redeemable Units totaling $11,853,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2010 - April 30, 2010	1,452.0863	$1,109.20	N/A	N/A
May 1, 2010 - May 31, 2010	1,596.6053	$1,099.11	N/A	N/A
June 1, 2010 - June 30, 2010	492.1280	$1,111.03	N/A	N/A
	3,540.8196	$1,104.90

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
Item 3. Defaults Upon Senior Securities – None
Item 4. [Removed and Reserved]
Item 5. Other Information – None

Item 6. Exhibits

3.1	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of state of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

3.2	(a)	Second Amended and Restated Agreement of Limited Partnership, dated December 21, 2009 (filed as Exhibit 3.1 to the Form 8-K filed on December 23, 2009 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership, the General Partner and CGM, dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.2	(a)	Management Agreement among the Partnership, the General Partner and the Adviser, dated November 21, 2006 (filed as Exhibit 10.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with the Adviser for 2009, dated June 9, 2009 (filed as Exhibit 10.2(c) to the Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.3		Agency Agreement between the Partnership, the General Partner and CGM, dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.4		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Joinder Agreement among the General Partner, CMF, and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director)

32.1	—	Section 1350 Certification (Certification of President and Director)

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director)

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABINGDON FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: August 16, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director (Principal Accounting Officer)

Date: August 16, 2010