Form 10-Q
period 2010-09-30
Abingdon Futures Fund LP
filed 2010-11-12
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes     No X

As of October 31, 2010, 127,847.5339 Limited Partnership Redeemable Units were outstanding.

ABINGDON FUTURES FUND L.P.
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification
EX - 32.2	Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Abingdon Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009
Assets:

Investment in Master, at fair value	$147,477,951	$123,045,654
Cash	238,428	250,959

Total assets	147,716,379	$123,296,613

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$553,936	$462,362
Management fees	245,028	204,490
Administrative fees	61,257	51,123
Other	145,755	139,960
Redemptions payable	2,281,391	1,652,699

Total liabilities	3,287,367	2,510,634

Partners’ Capital:
General Partner, 1,878.6760 and 1,689.1726 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	2,119,071	1,801,570
Limited Partners, 126,165.3773 and 111,560.6462 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	142,309,941	118,984,409

Total partners’ capital	144,429,012	120,785,979

Total liabilities and partners’ capital	$147,716,379	$123,296,613

Net asset value per unit	$1,127.96	$1,066.54

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$786,971	$(1,895,240)	$9,424,785	$(9,062,306)
Change in net unrealized gains (losses) on open contracts allocated from Master	3,958,831	3,636,122	5,418,708	1,875,545
Interest income allocated from Master	38,284	26,695	86,789	79,377
Expenses allocated from Master	(32,521)	(25,913)	(109,607)	(66,971)

Total income (loss)	4,751,565	1,741,664	14,820,675	(7,174,355)

Expenses:
Brokerage fees	1,618,953	1,381,164	4,561,932	4,176,129
Management fees	716,114	610,767	2,017,931	1,846,815
Administrative fees	179,029	152,691	504,482	461,702
Other	68,410	84,562	229,582	310,764

Total expenses	2,582,506	2,229,184	7,313,927	6,795,410

Net income (loss)	2,169,059	(487,520)	7,506,748	(13,969,765)
Additions — Limited Partners	13,501,500	8,827,000	34,647,500	48,062,000
Additions — General Partner	—	—	200,000	—
Redemptions — Limited Partners	(9,248,905)	(8,045,921)	(18,711,215)	(28,504,585)

Net increase (decrease) in Partners’ Capital	6,421,654	293,559	23,643,033	5,587,650
Partners’ Capital, beginning of period	138,007,358	120,039,091	120,785,979	114,745,000

Partners’ Capital, end of period	$144,429,012	$120,332,650	$144,429,012	$120,332,650

Net asset value per unit (128,044.0533 and 111,821.4860 units outstanding at September 30, 2010 and 2009, respectively)	$1,127.96	$1,076.11	$1,127.96	$1,076.11

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$16.93	$(4.76)	$61.42	$(128.09)

Weighted average units outstanding	128,881.0191	114,658.8977	122,764.6729	109,928.3141

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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
          Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
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
          The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2010.
          At September 30, 2010 and December 31, 2009, the Partnership owned approximately 18.4% and 21.4%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.
          The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
          The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
          The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
          Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
          The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 are presented below:
CMF Winton Master L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$700,014,244	$533,704,028
Cash margin	68,980,823	38,915,256
Net unrealized appreciation on open futures contracts	29,852,725	144,283
Net unrealized appreciation on open forward contracts	751,322	1,698,400
Options purchased, at fair value (cost $48,885 and $34,613 at September 30, 2010 and December 31, 2009, respectively)	37,260	17,723

Total assets	$799,636,374	$574,479,690

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $96,145 and $77,101 at September 30, 2010 and December 31, 2009, respectively)	77,115	40,733

Accrued expenses:
Professional fees	39,826	30,644

Total liabilities	116,941	71,377

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2010 and December 31, 2009	—	—
Limited Partners, 372,335.1656 and 298,540.2381 units outstanding at September 30, 2010 and December 31, 2009, respectively	799,519,433	574,408,313

Total liabilities and partners’ capital	$799,636,374	$574,479,690

Net asset value per unit	$2,147.31	$1,924.06

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
CMF Winton Master L.P.
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	4,349	$11,752,393	1.47%
Energy	160	421,310	0.05
Grains	2,467	1,865,521	0.23
Indices	3,000	546,201	0.07
Interest Rates U.S.	10,029	10,911,608	1.36
Interest Rates Non-U.S.	10,129	2,079,258	0.26
Livestock	448	67,973	0.01
Metals	1,050	9,133,800	1.14
Softs	175	28,675	0.00 *

Total futures contracts purchased		36,806,739	4.59

Futures Contracts Sold
Currencies	745	(5,176,494)	(0.65)
Energy	717	(1,585,958)	(0.20)
Indices	157	(112,299)	(0.01)
Interest Rates Non-U.S.	157	(600)	(0.00)*
Softs	460	(78,663)	(0.01)

Total futures contracts sold		(6,954,014)	(0.87)

Unrealized Appreciation on Open Forward Contracts
Currencies	$45,745,333	539,959	0.07
Metals	274	1,483,348	0.19

Total unrealized appreciation on open forward contracts		2,023,307	0.26

Unrealized Depreciation on Open Forward Contracts
Currencies	$25,942,664	(246,671)	(0.03)
Metals	165	(1,025,314)	(0.13)

Total unrealized depreciation on open forward contracts		(1,271,985)	(0.16)

Options Purchased
Puts
Indices	86	37,260	0.01

Total options purchased		37,260	0.01

Options Premium Received
Puts
Indices	86	(77,115)	(0.01)

Total options premium received		(77,115)	(0.01)

Total fair value		$30,564,192	3.82%

*	Due to rounding.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
CMF Winton Master L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$4,515,767	$(7,818,170)	$51,771,595	$(36,243,688)
Change in net unrealized gains (losses) on open contracts	21,535,038	15,140,518	28,749,291	6,933,522

Gain (loss) from trading, net	26,050,805	7,322,348	80,520,886	(29,310,166)
Interest income	239,637	124,689	538,018	373,952

Total income (loss)	26,290,442	7,447,037	81,058,904	(28,936,214)
Expenses:
Clearing fees	147,999	99,035	503,702	253,440
Professional fees	28,252	8,728	80,947	27,410

Total expenses	176,251	107,763	584,649	280,850

Net income (loss)	26,114,191	7,339,274	80,474,255	(29,217,064)
Additions — Limited Partners	51,571,191	60,412,948	258,288,119	190,738,991
Redemptions — Limited Partners	(38,471,822)	(40,126,283)	(113,113,236)	(184,586,494)
Distribution of interest income to feeder funds	(239,637)	(124,689)	(538,018)	(373,952)

Net increase (decrease) in Partners’ Capital	38,973,923	27,501,250	225,111,120	(23,438,519)
Partners’ Capital, beginning of period	760,545,510	496,811,774	574,408,313	547,751,543

Partners’ Capital, end of period	$799,519,433	$524,313,024	$799,519,433	$524,313,024

Net asset value per unit (372,335.1656 and 274,881.5114 units outstanding at September 30, 2010 and 2009, respectively)	$2,147.31	$1,907.41	$2,147.31	$1,907.41

Net income (loss) per unit	$70.15	$26.25	$224.76	$(112.46)

Weighted average units outstanding	377,043.0866	279,170.7223	358,649.4945	279,196.2744

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
2.	Financial Highlights:
          Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) allocated from Master *	$24.16	$2.42	$83.26	$(104.79)
Interest income allocated from Master	0.30	0.24	0.69	0.73
Expenses **	(7.53)	(7.42)	(22.53)	(24.03)

Increase (decrease) for the period	16.93	(4.76)	61.42	(128.09)
Net asset value per unit, beginning of period	1,111.03	1,080.87	1,066.54	1,204.20

Net asset value per unit, end of period	$1,127.96	$1,076.11	$1,127.96	$1,076.11

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(7.3)%	(7.4)%	(7.5)%	(7.6)%

Operating expenses	7.4%	7.5%	7.6%	7.7%
Incentive fees	—%	—%	—%	—%

Total expenses	7.4%	7.5%	7.6%	7.7%

Total return:
Total return before incentive fees	1.5%	(0.4)%	5.8%	(10.6)%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	1.5%	(0.4)%	5.8%	(10.6)%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$69.57	$25.82	$223.48	$(113.76)
Interest income	0.65	0.46	1.51	1.39
Expenses **	(0.07)	(0.03)	(0.23)	(0.09)

Increase (decrease) for the period	70.15	26.25	224.76	(112.46)
Distribution of interest income to feeder funds	(0.65)	(0.46)	(1.51)	(1.39)
Net asset value per unit, beginning of period	2,077.81	1,881.62	1,924.06	2,021.26

Net asset value per unit, end of period	$2,147.31	$1,907.41	$2,147.31	$1,907.41

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
Ratios to average net assets:***
Net investment income (loss)****	0.0	%*****	0.0	%*****	(0.0	)%*****	0.0	%*****

Operating expenses	0.1%		0.1%		0.1%		0.1%

Total return	3.4%		1.4%		11.7%		(5.6)%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding
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
          The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, have been met.
          Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.
          The Master adopted ASC 815, Derivatives and Hedging Activities, as of January 1, 2009, which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the three months ended September 30, 2010 and 2009, based on a monthly calculation, were 29,386 and 16,813, respectively. The average number of futures contracts traded for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, were 27,617 and 13,785, respectively. The average number of metals forward contracts traded for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were 696 and 375, respectively. The average number of metals forward contracts traded for the nine months ended September 30, 2010 and 2009 based on a monthly calculation, were 1,005 and 398, respectively. The average notional values of currency forward contracts for the three months ended September 30, 2010 was $48,970,710. The average notional values of currency forward contracts for the nine months ended September 30, 2010 was $27,744,712. There were no currency forward contracts traded for the three and nine months ended September 30, 2009. The average number of options contracts traded for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were 140 and 84, respectively. The average number of options contracts traded for the nine months ended September 30, 2010 and 2009 based on a monthly calculation, were 137 and 29, respectively.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
          The following tables indicate the fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

	September 30, 2010
Assets
Futures Contracts
Currencies	$11,832,741
Energy	880,485
Grains	2,993,329
Indices	1,088,799
Interest Rates U.S.	11,034,355
Interest Rates Non-U.S.	5,108,328
Livestock	188,330
Metals	9,134,690
Softs	271,957

Total unrealized appreciation on open futures contracts	$42,533,014

Liabilities
Futures Contracts
Currencies	$(5,256,842)
Energy	(2,045,133)
Grains	(1,127,808)
Indices	(654,897)
Interest Rates U.S.	(122,747)
Interest Rates Non-U.S.	(3,029,670)
Livestock	(120,357)
Metals	(890)
Softs	(321,945)

Total unrealized depreciation on open futures contracts	$(12,680,289)

Net unrealized appreciation on open futures contracts	$29,852,725	*

	September 30, 2010
Assets
Forward Contracts
Currencies	$539,959
Metals	1,483,348

Total unrealized appreciation on open forward contracts	$2,023,307

Liabilities
Forward Contracts
Currencies	$(246,671)
Metals	(1,025,314)

Total unrealized depreciation on open forward contracts	$(1,271,985)

Net unrealized appreciation on open forward contracts	$751,322	**

Assets
Options Owned
Indices	$37,260

Total options owned	$37,260	***

Liabilities
Options Written
Indices	$(77,115)

Total options written	$(77,115	)****

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading
Currencies	$(3,994,348)		$7,154,195		$22,355,794		$(860,139)
Energy	(5,518,499)		(3,131,070)		(13,818,858)		(5,955,585)
Grains	(5,061,389)		15,843		(3,994,112)		3,595,168
Indices	(1,821,598)		(7,377,972)		(17,490,188)		(17,043,647)
Interest Rates U.S.	23,202,559		3,241,481		40,216,662		(3,648,606)
Interest Rates Non-U.S.	14,344,001		5,938,051		44,624,569		(862,634)
Livestock	399,058		348,748		(109,005)		1,016,361
Lumber	—		—		—		(4,378)
Metals	5,238,304		1,534,478		8,491,941		(4,690,207)
Softs	(737,283)		(401,406)		244,083		(856,499)

Total	$26,050,805	*****	$7,322,348	*****	$80,520,886	*****	$(29,310,166	)*****

*****	This amount is in “Gain(loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$147,477,951	$—	$147,477,951	$—

Total fair value	$147,477,951	$—	$147,477,951	$—

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$123,045,654	$—	$123,045,654	$—

Total fair value	$123,045,654	$—	$123,045,654	$—

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
September 30, 2010
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
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended September 30, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	9/30/2010	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$29,852,725	$29,852,725	$—	$—
Forwards	751,322	458,034	293,288	—
Options purchased	37,260	37,260	—	—

Total Assets	30,641,307	30,348,019	293,288	—

Liabilities
Options premium received	77,115	77,115	—	—

Total Liabilities	77,115	77,115	—	—

Total fair value	$30,564,192	$30,270,904	$293,288	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$144,283	$144,283	$—	$—
Forwards	1,698,400	1,698,400	—	—
Options purchased	17,723	17,723	—	—

Total assets	1,860,406	1,860,406	—	—

Liabilities
Options premium received	40,733	40,733	—	—

Total liabilities	40,733	40,733	—	—

Total fair value	$1,819,673	$1,819,673	$—	$—

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
September 30, 2010
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
6. Critical Accounting Policies:
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
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
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended September 30, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2010
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
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
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
     Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2 “Financial Highlights”.
7. Subsequent Event:
     In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
          The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2010.
          The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
          For the nine months ended September 30, 2010, Partnership capital increased 19.6% from $120,785,979 to $144,429,012. This increase was attributable to the net income from operations of $7,506,748 coupled with the additional sales of 31,789.7615 Redeemable Units totaling $34,647,500 and 189.5034 General Partner unit equivalents totaling $200,000, which was partially offset by the redemptions of 17,185.0304 Redeemable Units totaling $18,711,215. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
          The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
          For the nine months ended September 30, 2010, the Master’s capital increased 39.2% from $574,408,313 to $799,519,433. This increase was attributable to the net income from operations of $80,474,255 coupled with the additional sales of 130,076.0415 redeemable units totaling $258,288,119, which was offset by the redemptions of 56,281.1140 redeemable units totaling $113,113,236 and distribution of interest income to feeder funds totaling $538,018. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
     The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended September 30, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). As of and for the period ended December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
Results of Operations
     During the Partnership’s third quarter of 2010, the net asset value per unit increased 1.5% from $1,111.03 to $1,127.96 as compared to a decrease of 0.4% in the third quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $4,745,802. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in currencies, energy, grains, indices and softs. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2009 of $1,740,882. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in energy, softs and indices.
     Global financial markets recovered during the third quarter of 2010, most notably during September. Equities bounced from the lowest levels of the year to reach new highs. Currencies reflected the renewed global growth thesis as the currencies of emerging countries and commodity exporting countries strengthened considerably compared to other developed country currencies. However, interest rates have remained in a downward trend reflecting the general preference for lower risk assets even as appetite began to rise for higher risk assets.
     The Partnership was profitable in interest rates and metals whereas losses were seen in currencies, energy, grains, equity indices and softs.
     Interest rates contributed to gains as yields continued to remain at their lowest levels, primarily due to slower growth in global economies reflected by data such as unemployment. Global central banks discussed the possibility of quantitative easing to jump start the economies. In metals, gold and silver reached new highs as safe havens and also partly because of the weakening U.S. Dollar.
     Trading in the energy sector has been very difficult in the current quarter. Crude oil and its derivative products have been range bound, yet volatile, reflecting the general ambiguity in the markets about the global economic growth. The Partnership registered losses in currencies mostly from the Euro as it reversed a bearish trend that developed earlier in the year due to the sovereign debt crisis in Greece. Several countries, most notably Japan and Brazil, intervened in the currency markets, trying to artificially weaken their respective currencies. However this fundamental intervention did not appear to be very effective as these currencies resumed the trend soon after the intervention. In grains, the Partnership recorded losses in wheat as prices surged to record prices at the start of the quarter due to a severe drought and then fell amid easing supply side pressure. Equity indices also contributed to losses due to whipsawing as global equities rallied in July, fell steeply in August and sharply rebounded later in the quarter.
     During the Partnership’s nine months ended September 30, 2010, the net asset value per unit increased 5.8% from $1,066.54 to $1,127.96 as compared to a decrease of 10.6% during the nine months ended September 30, 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2010 of $14,843,493. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in energy, grains, indices and livestock. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2009 of $7,186,761. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals, softs, indices and lumber and were partially offset by gains in grains and livestock.
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

     Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and nine months ended September 30, 2010 increased by $11,589 and $7,412, respectively, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2010 increased by $237,789 and $385,803, respectively, as compared to the corresponding periods in 2009. The increase in brokerage fees is due to higher net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2010 increased by $105,347 and $171,116, respectively, as compared to the corresponding periods in 2009. The increase in management fees is due to higher net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2010 increased by $26,338 and $42,780, respectively, as compared to the corresponding periods in 2009. The increase in administrative fees is due to higher net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
     Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and nine months ended September 30, 2010 and 2009. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.
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
          Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2010, and the highest, lowest and average values during the three months ended September 30, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
          As of September 30, 2010, the Master’s total capitalization was $799,519,433 and the Partnership owned approximately 18.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of September 30, 2010 was as follows:
September 30, 2010
(Unaudited)

			Three Months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$12,513,875	1.57%	$13,529,797	$5,424,505	$9,313,786
Energy	2,057,205	0.26%	3,640,200	236,988	1,971,144
Grains	3,529,016	0.44%	3,529,016	556,164	2,253,529
Interest Rates U.S.	8,956,850	1.12%	10,348,050	7,407,050	8,348,717
Interest Rates Non-U.S.	11,102,130	1.39%	13,490,861	8,749,852	10,172,949
Livestock	401,450	0.05%	401,450	190,900	286,400
Metals	6,530,911	0.82%	6,530,911	3,939,668	4,957,860
Softs	1,283,742	0.16%	1,283,742	708,094	1,055,530
Indices	12,569,037	1.56%	12,569,037	2,382,812	6,125,469

Total	$58,944,216	7.37%

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
          The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
          There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended September 30, 2010, there were additional sales of 12,210.0263 Redeemable Units totaling $13,501,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2010 - July 31, 2010	3,617.6807	$1,073.23	N/A	N/A
August 1, 2010 - August 31, 2010	2,740.9976	$1,125.47	N/A	N/A
September 1, 2010 - September 30, 2010	2,022.5816	$1,127.96	N/A	N/A
	8,381.2599	$1,103.52

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

Date: November 12, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director (Principal Accounting Officer)

Date: November 12, 2010