Form 10-Q
period 2011-03-31
Abingdon Futures Fund LP
filed 2011-05-16
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes     No X

     As of April 30, 2011, there were 155,368.4671 Limited Partnership Redeemable Units of Class A outstanding and 5,033.7727 Limited Partnership Redeemable Units of Class D outstanding.

ABINGDON FUTURES FUND L.P.
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification
EX - 32.2	Certification
EX-3.3.A
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Abingdon Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2011	2010
Assets:

Investment in Master, at fair value	$185,589,137	$161,648,425
Cash	257,803	223,010

Total assets	$185,846,940	$161,871,435

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$696,926	$607,018
Management fees	308,309	268,559
Administrative fees	77,077	67,140
Other	164,619	128,893
Redemptions payable	7,550,545	2,942,132

Total liabilities	8,797,476	4,013,742

Partners’ Capital:
General Partner, 1,878.6760 unit equivalents outstanding at March 31, 2011 and December 31, 2010	2,200,925	2,186,159
Limited Partners, 149,248.6256 and 133,776.0295 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	174,848,539	155,671,534

Total partners’ capital	177,049,464	157,857,693

Total liabilities and partners’ capital	$185,846,940	$161,871,435

Net asset value per unit	$1,171.53	$1,163.67

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Investment Income:
Interest income allocated from Master	$34,037	$15,263

Expenses:
Expenses allocated from Master	30,709	36,331
Brokerage fees	2,009,476	1,415,782
Management fees	888,959	626,201
Administrative fees	222,239	156,550
Other	72,292	82,070

Total expenses	3,223,675	2,316,934

Net investment income (loss)	(3,189,638)	(2,301,671)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	6,739,094	1,362,478
Change in net unrealized gains (losses) on open contracts allocated from Master	(2,403,258)	4,647,148

Total trading results allocated from Master	4,335,836	6,009,626

Net income (loss)	1,146,198	3,707,955
Subscriptions — Limited Partners	30,851,703	9,293,000
Subscriptions — General Partner	—	200,000
Redemptions — Limited Partners	(12,806,130)	(5,550,042)

Net increase (decrease) in Partner’s Capital	19,191,771	7,650,913
Partners’ Capital, beginning of period	157,857,693	120,785,979

Partners’ Capital, end of period	$177,049,464	$128,436,892

Net asset value per unit (151,127.3016 and 117,009.1563 units outstanding at March 31, 2011 and 2010, respectively)	$1,171.53	$1,097.67

Net income (loss) per unit *	$7.86	$31.13

Weighted average units outstanding	151,700.3311	117,545.6149

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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
          Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).
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
          The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2011.
          At March 31, 2011 and December 31, 2010, the Partnership owned approximately 19.8% and 18.3%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.
          The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
          The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
          The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
          The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 are presented below:
CMF Winton Master L.P.
Statements of Financial Condition

	(Unaudited) March 31,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$872,482,889	$807,251,910
Cash margin	50,922,271	49,613,732
Net unrealized appreciation on open futures contracts	15,560,624	23,451,496
Net unrealized appreciation on open forward contracts	—	3,491,675
Options purchased, at fair value (cost $57,904 and $46,200 at March 31, 2011 and December 31, 2010, respectively)	10,264	33,670

Total assets	$938,976,048	$883,842,483

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$790,644	$—
Options premium received, at fair value (premium $111,855 and $85,275 at March 31, 2011 and December 31, 2010, respectively)	23,517	65,795
Accrued expenses:
Professional fees	75,464	56,817

Total liabilities	889,625	122,612

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2011 and December 31, 2010	—	—
Limited Partners, 405,970.1565 and 391,924.9266 units outstanding at March 31, 2011 and December 31, 2010, respectively	938,086,423	883,719,871

Total liabilities and partners’ capital	$938,976,048	$883,842,483

Net asset value per unit	$2,310.73	$2,254.82

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
CMF Winton Master L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	3,711	$4,401,268	0.47%
Energy	1,045	2,584,608	0.28
Grains	1,381	258,933	0.03
Indices	2,938	4,709,455	0.50
Interest Rates U.S.	1,923	(374,349)	(0.04)
Interest Rates Non-U.S.	1,108	(37,196)	(0.00)*
Livestock	64	90,970	0.01
Metals	633	1,466,073	0.15
Softs	177	215,182	0.02

Total futures contracts purchased		13,314,944	1.42

Futures Contracts Sold
Energy	297	(416,583)	(0.04)
Indices	47	4,789	0.00 *
Interest Rates U.S.	615	(165,805)	(0.02)
Interest Rates Non-U.S.	3,870	2,116,029	0.22
Livestock	48	(106,848)	(0.01)
Softs	398	814,098	0.09

Total futures contracts sold		2,245,680	0.24

Unrealized Appreciation on Open Forward Contracts
Currencies	$104,914,597	431,178	0.05
Metals	537	1,434,070	0.15

Total unrealized appreciation on open forward contracts		1,865,248	0.20

Unrealized Depreciation on Open Forward Contracts
Currencies	$41,827,565	(452,851)	(0.05)
Metals	439	(2,203,041)	(0.24)

Total unrealized depreciation on open forward contracts		(2,655,892)	(0.29)

Options Purchased
Puts
Indices	73	10,264	0.00 *

Total options purchased		10,264	0.00 *

Options Premium Received
Puts
Indices	73	(23,517)	(0.00)*

Total options premium received		(23,517)	(0.00)*

Net fair value		$14,756,727	1.57%

*	Due to rounding.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
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
March 31, 2011
(Unaudited)
CMF Winton Master L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$203,136	$90,775

Expenses:
Clearing fees	126,854	169,844
Professional fees	29,997	17,365

Total expenses	156,851	187,209

Net investment income (loss)	46,285	(96,434)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	34,373,975	7,610,946
Change in net unrealized gains (losses) on open contracts	(12,139,443)	24,692,676

Total trading results	22,234,532	32,303,622

Net income (loss)	22,280,817	32,207,188
Subscriptions — Limited Partners	78,593,342	118,054,225
Redemptions — Limited Partners	(46,304,471)	(34,674,898)
Distribution of interest income to feeder funds	(203,136)	(90,775)

Net increase (decrease) in Partners’ Capital	54,366,552	115,495,740
Partners’ Capital, beginning of period	883,719,871	574,408,313

Partners’ Capital, end of period	$938,086,423	$689,904,053

Net asset value per unit
(405,970.1565 and 342,147.2055 units outstanding
at March 31, 2011 and 2010, respectively)	$2,310.73	$2,016.40

Net income (loss) per unit *	$56.42	$92.61

Weighted average units outstanding	404,074.2195	334,646.8834

*	Based on changes in net asset value per unit

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
2.	Financial Highlights:
          Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) allocated from Master *	$15.47	$38.37
Interest income allocated from Master	0.23	0.12
Expenses **	(7.84)	(7.36)

Increase (decrease) for the period	7.86	31.13
Net asset value per unit, beginning of period	1,163.67	1,066.54

Net asset value per unit, end of period	$1,171.53	$1,097.67

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended
	March 31,
	2011	2010
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(7.6)%	(7.6)%

Operating expenses	7.7%	7.7%
Incentive fees	—%	—%

Total expenses	7.7%	7.7%

Total return:
Total return before incentive fees	0.7%	2.9%
Incentive fees	—%	—%

Total return after incentive fees	0.7%	2.9%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) *	$55.98	$92.39
Interest income	0.51	0.27
Expenses **	(0.07)	(0.05)

Increase (decrease) for the period	56.42	92.61
Distribution of interest income to feeder funds	(0.51)	(0.27)
Net asset value per unit, beginning of period	2,254.82	1,924.06

Net asset value per unit, end of period	$2,310.73	$2,016.40

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2011		2010
Ratios to average net assets:***
Net investment income (loss)****	0.0	%*****	(0.1)%

Operating expenses	0.1%		0.1%

Total return	2.5%		4.8%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.
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
           The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and an open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition.
          Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.
           All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2011 and 2010 were 18,745 and 23,742, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2011 and 2010 were 1,140 and 887, respectively. The average notional values of currency forward contracts during the three months ended March 31, 2011 and 2010 were $157,423,912 and $9,133,789, respectively. The monthly average number of options contracts traded during the three months ended March 31, 2011 and 2010 were 162 and 145, respectively.

\

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
           The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

	March 31, 2011
Assets
Futures Contracts
Currencies	$4,764,588
Energy	2,610,668
Grains	1,225,130
Indices	4,773,135
Interest Rates U.S.	105,601
Interest Rates Non-U.S.	2,289,247
Livestock	90,970
Metals	1,775,743
Softs	1,244,682

Total unrealized appreciation on open futures contracts	$18,879,764

Liabilities
Futures Contracts
Currencies	$(363,320)
Energy	(442,643)
Grains	(966,197)
Indices	(58,891)
Interest Rates U.S.	(645,755)
Interest Rates Non-U.S.	(210,414)
Livestock	(106,848)
Metals	(309,670)
Softs	(215,402)

Total unrealized depreciation on open futures contracts	$(3,319,140)

Net unrealized appreciation on open futures contracts	$15,560,624	*

	March 31, 2011
Assets
Forward Contracts
Currencies	$431,178
Metals	1,434,070

Total unrealized appreciation on open forward contracts	$1,865,248

Liabilities
Forward Contracts
Currencies	$(452,851)
Metals	(2,203,041)

Total unrealized depreciation on open forward contracts	$(2,655,892)

Net unrealized appreciation on open forward contracts	$(790,644	)**

Assets
Options Purchased
Indices	$10,264

Total options purchased	$10,264	***

Liabilities
Options Premium Received
Indices	$(23,517)

Total options premium received	$(23,517	)****

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

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

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
Sector	2011		2010
Currencies	$(849,368)		$9,979,296
Energy	13,818,350		787,486
Grains	1,224,065		1,251,692
Indices	5,485,757		5,725,874
Interest Rates U.S.	(4,086,218)		437,841
Interest Rates Non-U.S.	261,695		8,557,012
Livestock	208,880		86,010
Metals	2,777,281		3,162,829
Softs	3,394,090		2,315,582

Total	$22,234,532	****	$32,303,622	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
4.   Fair Value Measurements:
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
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$185,589,137	$—	$185,589,137	$—

Net fair value	$185,589,137	$—	$185,589,137	$—

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$161,648,425	$—	$161,648,425	$—

Net fair value	$161,648,425	$—	$161,648,425	$—

     Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
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
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	3/31/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$18,879,764	$18,879,764	$—	$—
Forwards	1,865,248	1,434,070	431,178	—
Options purchased	10,264	10,264	—	—

Total Assets	20,755,276	20,324,098	431,178	—

Liabilities
Futures	3,319,140	3,319,140	—	—
Forwards	2,655,892	2,203,041	452,851	—
Options premium received	23,517	23,517	—	—

Total Liabilities	5,998,549	5,545,698	452,851	—

Total fair value	$14,756,727	$14,778,400	$(21,673)	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical sets	Observable Inputs	Inputs
	12/31/2010*	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$28,137,105	$28,137,105	$—	$—
Forwards	7,441,095	6,967,880	473,215	—
Options purchased	33,670	33,670	—	—

Total Assets	35,611,870	35,138,655	473,215	—

Liabilities
Futures	4,685,609	4,685,609	—	—
Forwards	3,949,420	3,631,203	318,217	—
Options premium received	65,795	65,795	—	—

Total Liabilities	8,700,824	8,382,607	318,217	—

Total fair value	$26,911,046	$26,756,048	$154,998	$—

*   The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.
5.   Financial Instrument Risks:
          In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
          Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
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
          The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
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
     Partnership’s and the Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.
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
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Abingdon Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Master may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2 “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
          The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2011.
          The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
          For the three months ended March 31, 2011, Partnership capital increased 12.2% from $157,857,693 to $177,049,464. This increase was attributable to the net income from operations of $1,146,198 coupled with subscriptions of 26,417.3396 Redeemable Units totaling $30,851,703, which was partially offset by the redemptions of 10,944.7435 Redeemable Units totaling $12,806,130. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
          The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
          For the three months ended March 31, 2011, the Master’s capital increased 6.2% from $883,719,871 to $938,086,423. This increase was attributable to the net income from operations of $22,280,817 coupled with subscriptions of 34,507.8310 units totaling $78,593,342, which was partially offset by the redemptions of 20,462.6011 units totaling $46,304,471 and distribution of interest income to feeder funds totaling $203,136. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s first quarter of 2011, the net asset value per unit increased 0.7% from $1,163.67 to $1,171.53 as compared to an increase of 2.9% in the first quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $4,335,836. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in currencies and U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2010 of $6,009,626. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock, metals, softs and indices.
     The most significant gains were achieved within the energy markets throughout the majority of the quarter from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa, prompting concerns that crude supplies may be disrupted. Within the global stock index markets, gains were recorded primarily during January and February due to long positions in U.S. and European equity index futures as prices rose after improving economic reports and speculation regarding the containment of Europe’s debt crisis boosted confidence in a global recovery. Within the agricultural complex, gains were experienced primarily during January from long futures positions in wheat as prices increased on signs of increasing demand as adverse weather threatened supplies in China, Australia, and the U.S., the world’s largest exporter of wheat. Lastly, gains were recorded within the metals markets, primarily during February, from long futures positions in gold and silver as prices of gold futures reached an all-time high and prices of silver futures extended a rally to a 30-year high after mounting unrest in the Middle East spurred demand for the precious metals as a “safe haven.”
     A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector, primarily during February, from short positions in U.S. fixed-income futures as prices increased amid a “flight-to-safety” spurred by geopolitical concerns in the Middle East and North Africa. Within the currency markets, losses were experienced primarily during January from long positions in the Australian dollar and Japanese yen versus the U.S. dollar and short positions in the euro versus the U.S. dollar. The value of the Australian dollar and Japanese yen declined against the U.S. dollar following the release of minutes from the latest U.S. Federal Reserve meeting that showed optimism about the U.S. economy and boosted demand for the U.S. currency, while the euro ended higher as sovereign debt fears abated.
     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationship, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and the Master) expects to increase capital through operations.

     Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash. Interest income allocated from the Master for the three months ended March 31, 2011 increased by $18,774 as compared to the corresponding period in 2010. The increase in interest income is primarily due to higher U.S. Treasury bill rates and higher average daily equity during the three months ended March 31, 2011 as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership or CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2011 increased by $593,694 as compared to the corresponding period in 2010. The increase in brokerage fees is due to higher average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2011 increased by $262,758 as compared to the corresponding period in 2010. The increase in management fees is due to higher average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2011 increased by $65,689 as compared to the corresponding period in 2010. The increase in administrative fees is due higher average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees for the three months ended March 31, 2011 and 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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
          Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended March 31, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
          As of March 31, 2011, the Master’s total capitalization was $938,086,423 and the Partnership owned approximately 19.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2011 was as follows:
March 31, 2011

			Three Months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$9,794,825	1.04%	$15,140,134	$8,078,809	$10,435,543
Energy	4,245,784	0.45%	4,245,784	2,892,420	3,605,810
Grains	2,874,571	0.31%	4,371,245	2,837,661	3,353,776
Indices	13,132,023	1.40%	17,629,694	12,196,809	15,223,697
Interest Rates U.S.	635,935	0.07%	1,592,375	635,935	1,052,308
Interest Rates Non-U.S.	4,987,691	0.53%	6,560,642	3,725,576	6,008,676
Livestock	44,375	0.00%**	274,700	44,375	162,775
Metals	6,804,273	0.73%	7,869,347	6,413,729	7,090,013
Softs	1,220,236	0.13%	1,476,652	463,289	916,355

Total	$43,739,713	4.66%

* Average of month-end Values at Risk.
** Due to rounding.

          As of December 31, 2010, the Master’s total capitalization was $883,719,871 and the Partnership owned approximately 18.3% of the Master. The Partnership invests substaintially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:

	December 31, 2010		Twelve Months ended December 31, 2010
				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$8,969,665	1.01%	$13,529,797	$3,127,432	$9,858,603
Energy	3,277,769	0.37%	4,944,082	236,988	2,213,508
Grains	3,992,796	0.45%	4,064,389	556,164	2,285,359
Indices	15,987,691	1.81%	22,020,780	2,382,812	12,021,182
Interest Rates U.S.	1,387,025	0.16%	10,348,050	275,672	5,195,958
Interest Rates Non-U.S.	3,521,207	0.40%	13,490,861	1,949,046	7,347,287
Livestock	268,200	0.03%	437,350	158,080	263,226
Metals	6,416,979	0.73%	8,963,451	3,939,668	5,989,765
Softs	1,393,632	0.16%	2,071,953	538,916	1,029,710

Total	$45,214,964	5.12%

*	Annual average of month-end Value at Risk.

Item 4. Controls and Procedures
          The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
          Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
          The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
          There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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
Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended March 31, 2011, there were additional sales of 26,417.3396 Redeemable Units totaling $30,851,703. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2011 - January 31, 2011	2,359.6717	$1,159.35	N/A	N/A
February 1, 2011 - February 28, 2011	2,140.0424	$1,177.50	N/A	N/A
March 1, 2011 - March 31, 2011	6,445.0294	$1,171.53	N/A	N/A
	10,944.7435	$1,170.07

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
Item 3. Defaults Upon Senior Securities – None
Item 4. [Removed and Reserved]
Item 5. Other Information
     On March 1, 2011, the units currently offered pursuant to the Offering Memorandum will be deemed “Class A” units. The rights, powers, duties and obligations associated with investment in the Class A units will not be changed. In addition, beginning on March 1, 2011, Class D units will be offered. Class A and Class D will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion. As of April 1, 2011, the Partnership allocated assets to Class D for trading.

Item 6. Exhibits

3.1	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

3.2	(a)	Second Amended and Restated Agreement of Limited Partnership, dated December 21, 2009 (filed as Exhibit 3.1 to the Form 8-K filed on December 23, 2009 and incorporated herein by reference).

3.3	(a)	Third Amended and Restated Agreement of Limited Partnership, dated March 1, 2011 (filed herein).

10.1		Customer Agreement between the Partnership, the General Partner and CGM, dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.2	(a)	Management Agreement among the Partnership, the General Partner and the Advisor, dated November 21, 2006 (filed as Exhibit 10.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with the Advisor for 2010, dated June 1, 2010 (filed as Exhibit 10.2(c) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

	(c)	Amended and Restated Management Agreement between the Partnership, the General Partner and the Advisor, dated April 29, 2011 (filed as Exhibit 10.2 to the Form 8-K filed on May 2, 2011 and incorporated herein by reference).

10.3		Agency Agreement between the Partnership, the General Partner and CGM, dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.4		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Joinder Agreement among the General Partner, CMF, and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	—	Section 1350 Certification (Certification of President and Director)

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABINGDON FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 16, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 16, 2011