Form 10-Q
period 2011-06-30
Abingdon Futures Fund LP
filed 2011-08-15
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes     No X

     As of July 31, 2011, there were 173,200.2874 Limited Partnership Redeemable Units of Class A outstanding and 10,467.2498 Limited Partnership Redeemable Units of Class D outstanding.

ABINGDON FUTURES FUND L.P.
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification
EX - 32.2	Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PART I
Item 1. Financial Statements
Abingdon Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2011	2010
Assets:

Investment in Master, at fair value	$208,899,975	$161,648,425
Cash	245,559	223,010

Total assets	$209,145,534	$161,871,435

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$762,261	$607,018
Management fees	260,283	268,559
Administrative fees	86,761	67,140
Other	156,735	128,893
Redemptions payable	3,711,360	2,942,132

Total liabilities	4,977,400	4,013,742

Partners’ Capital:
General Partner, Class A, (1,878.6760 unit equivalents outstanding at June 30, 2011 and December 31, 2010)	2,130,982	2,186,159
General Partner, Class D, (0.0000 unit equivalents at June 30, 2011 and December 31, 2010)	0	0
Limited Partners, Class A, (169,270.8518 and 133,776.0295 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively)	192,004,033	155,671,534
Limited Partners, Class D, (10,324.2163 and 0.0000 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively)	10,033,119	0

Total partners’ capital	204,168,134	157,857,693

Total liabilities and partners’ capital	$209,145,534	$161,871,435

Class A, net asset value per unit	$1,134.30	$1,163.67

Class D, net asset value per unit	$971.80	$0

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Income:
Interest income allocated from Master	$7,407	$33,242	$41,444	$48,505

Expenses:
Expenses allocated from Master	32,761	40,755	63,470	77,086
Brokerage fees	2,246,927	1,527,197	4,256,403	2,942,979
Management fees	763,863	675,616	1,652,822	1,301,817
Administrative fees	254,621	168,903	476,860	325,453
Other	80,509	79,102	152,801	161,172

Total expenses	3,378,681	2,491,573	6,602,356	4,808,507

Net investment income (loss)	(3,371,274)	(2,458,331)	(6,560,912)	(4,760,002)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	1,423,074	7,275,336	8,162,168	8,637,814
Change in net unrealized gains (losses) on open contracts allocated from Master	(5,174,734)	(3,187,271)	(7,577,992)	1,459,877

Net trading gain (loss) allocated from Master	(3,751,660)	4,088,065	584,176	10,097,691

Net income (loss)	(7,122,934)	1,629,734	(5,976,736)	5,337,689

Net income (loss) allocation from Master
Class A	$(6,710,268)	$1,629,734	$(5,564,070)	$5,337,689

Class D	$(412,666)	$0	$(412,666)	$0

Net asset value per redeemable unit
Class A (171,149.5278 and 124,215.2869 units outstanding at June 30, 2011 and 2010, respectively)	$1,134.30	$1,111.03	$1,134.30	$1,111.03

Class D (10,324.2163 and 0.0000 units outstanding at June 30, 2011 and 2010, respectively)	$971.80	$0	$971.80	$0

Net income (loss) per redeemable unit*
Class A	$(37.23)	$13.36	$(29.37)	$44.49

Class D	$(28.20)	$0	$(28.20)	$0

Weighted average units outstanding
Class A	166,742.8779	121,867.3848	159,221.6045	119,706.4998

Class D	8,307.1963	0	8,307.1963	0

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Statements of Changes in Partners’ Capital
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2010	$157,857,693	135,654.7055	$0	0	$157,857,693	135,654.7055
Subscriptions — Limited Partners	62,217,906	52,952.8019	10,445,785	10,324.2163	72,663,691	63,277.0182
Net income (Loss)	(5,564,070)	0	(412,666)	0	(5,976,736)	0
Redemptions — Limited Partners	(20,376,514)	(17,457.9796)	0	0	(20,376,514)	(17,457.9796)

Partners’ Capital June 30, 2011	$194,135,015	171,149.5278	$10,033,119	10,324.2163	$204,168,134	181,473.7441

Partners’ Capital December 31, 2009	$120,785,979	113,249.8188	$0	0	$120,785,979	113,249.8188
Subscriptions — Limited Partners	21,146,000	19,579.7352	0	0	21,146,000	19,579.7352
Subscriptions — General Partner	200,000	189.5034	0	0	200,000	189.5034
Net income (loss)	5,337,689	0	0	0	5,337,689	0
Redemptions — Limited Partners	(9,462,310)	(8,803.7705)	0	0	(9,462,310)	(8,803.7705)

Partners’ Capital June 30, 2010	$138,007,358	124,215.2869	$0	0	$138,007,358	124,215.2869

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
          Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of June 30, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).
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
          On April 1, 2011, the Redeemable Units currently offered pursuant to the Limited Partnership Agreement are deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units will not be changed. In addition, beginning on April 1, 2011, Class D Units were offered. Class A and Class D will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class A Units and Class D Units will be identical, except that Class D Units will be subject to a monthly commission fee equal to 1/12th of 1.875% (a 1.875% annual rate) of the Net Assets of Class D as of the ending of each month, which differs from the Class A monthly commission fee of 1/12th of 4.5% (a 4.5% annual rate) of the net assets of Class A.
          The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2011.
          At June 30, 2011 and December 31, 2010, the Partnership owned approximately 25.0% and 18.3%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.
          The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
          The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
          The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
          The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 are presented below:
CMF Winton Master L.P.
Statements of Financial Condition

	(Unaudited) June 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$772,389,212	$807,251,910
Cash margin	66,840,909	49,613,732
Net unrealized appreciation on open futures contracts	0	23,451,496
Net unrealized appreciation on open forward contracts	0	3,491,675
Options purchased, at fair value (cost $55,035 and $46,200 at June 30, 2011 and December 31, 2010, respectively)	12,594	33,670

Total assets	$839,242,715	$883,842,483

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$756,840	$0
Net unrealized depreciation on open forward contracts	2,924,238	0
Options premium received, at fair value (premium $108,620 and $85,275 at June 30, 2011 and December 31, 2010, respectively)	27,125	65,795
Accrued expenses:
Professional fees	30,628	56,817

Total liabilities	3,738,831	122,612

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2011 and December 31, 2010	0	0
Limited Partners, 367,211.0436 and 391,924.9266 units outstanding at June 30, 2011 and December 31, 2010, respectively	835,503,884	883,719,871

Total liabilities and partners’ capital	$839,242,715	$883,842,483

Net asset value per unit	$2,275.27	$2,254.82

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
CMF Winton Master L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	3,395	$63,953	0.01%
Energy	641	(204,355)	(0.02)
Grains	1,009	(2,632,237)	(0.32)
Indices	1,902	4,123,317	0.49
Interest Rates U.S.	10,009	658,709	0.08
Interest Rates Non-U.S.	8,987	115,225	0.01
Livestock	46	(24,098)	(0.00)*
Metals	757	(1,210,933)	(0.14)
Softs	332	410,751	0.05

Total futures contracts purchased		1,300,332	0.16

Futures Contracts Sold
Currencies	217	(442,385)	(0.05)
Energy	497	(1,247,416)	(0.15)
Grains	207	903,588	0.11
Indices	469	(864,701)	(0.11)
Livestock	214	43,945	0.01
Softs	418	(450,203)	(0.06)

Total futures contracts sold		(2,057,172)	(0.25)

Unrealized Appreciation on Open Forward Contracts
Currencies	$124,032,639	732,435	0.09
Metals	419	1,468,730	0.17

Total unrealized appreciation on open forward contracts		2,201,165	0.26

Unrealized Depreciation on Open Forward Contracts
Currencies	$102,620,386	(402,262)	(0.05)
Metals	819	(4,723,141)	(0.56)

Total unrealized depreciation on open forward contracts		(5,125,403)	(0.61)

Options Purchased
Puts
Indices	84	12,594	0.00 *

Total options purchased		12,594	0.00 *

Options Premium Received
Puts
Indices	84	(27,125)	(0.00)*

Total options premium received		(27,125)	0.00 *

Total fair value		$(3,695,609)	(0.44)%

*	Due to rounding.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
CMF Winton Master L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	39,009	207,606	242,145	298,381

Expenses:
Clearing fees	124,943	185,859	251,797	355,703
Professional fees	17,699	35,330	47,696	52,695

Total expenses	142,642	221,189	299,493	408,398

Net investment income (loss)	(103,633)	(13,583)	(57,348)	(110,017)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	6,759,768	39,644,882	41,133,743	47,255,828
Change in net unrealized gains (losses) on open contracts	(18,452,701)	(17,478,423)	(30,592,144)	7,214,253

Total trading results	(11,692,933)	22,166,459	10,541,599	54,470,081

Net income (loss)	(11,796,566)	22,152,876	10,484,251	54,360,064
Subscriptions — Limited Partners	114,606,636	88,662,703	193,199,978	206,716,928
Redemptions — Limited Partners	(205,353,600)	(39,966,516)	(251,658,071)	(74,641,414)
Distribution of interest income to feeder funds	(39,009)	(207,606)	(242,145)	(298,381)

Net increase (decrease) in Partners’ Capital	(102,582,539)	70,641,457	(48,215,987)	186,137,197
Partners’ Capital, beginning of period	938,086,423	689,904,053	883,719,871	574,408,313

Partners’ Capital, end of period	835,503,884	760,545,510	835,503,884	760,545,510

Net asset value per unit
(367,211.0436 and 366,031.5997 units outstanding
at June 30, 2011 and 2010, respectively)	$2,275.27	$2,077.81	$2,275.27	$2,077.81

Net income (loss) per unit *	$(35.36)	$62.00	$21.06	$154.61

Weighted average units outstanding	418,563.9686	364,258.5134	411,319.0941	349,452.6984

*	Based on changes in net asset value per unit.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
2.	Financial Highlights:
          Changes in the net asset value per unit for each Class for the three and six months ended June 30, 2011 and 2010 were as follows:

					For the period
					April 1, 2011 (commencement
	Three Months Ended		Three Months Ended	Six Months Ended	of operations)	Six Months Ended
	June 30, 2011		June 30, 2010	June 30, 2011	to June 30, 2011	June 30, 2010
	Class A	Class D	Class A	Class A	Class D	Class A
Net realized and unrealized gains (losses) allocated from Master *	$(30.68)	$(19.64)	$20.73	$(15.21)	$(19.64)	$59.10
Interest income allocated from Master	0.04	0.03	0.27	0.27	0.03	0.39
Expenses **	(6.59)	(8.59)	(7.64)	(14.43)	(8.59)	(15.00)

Increase (decrease) for the period	(37.23)	(28.20)	13.36	(29.37)	(28.20)	44.49
Net asset value per unit, beginning of period	1,171.53	1,000.00	1,097.67	1,163.67	1,000.00	1,066.54

Net asset value per unit, end of period	$1,134.30	$971.80	$1,111.03	$1,134.30	$971.80	$1,111.03

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

					For the period
					April 1, 2011 (commencement
	Three Months Ended		Three Months Ended	Six Months Ended	of operations)	Six Months Ended
	June 30, 2011		June 30, 2010	June 30, 2011	to June 30, 2011	June 30, 2010
	Class A	Class D	Class A	Class A	Class D	Class A

Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(7.0)%	(4.6)%	(7.5)%	(7.3)%	(4.6)%	(7.5)%

Operating expenses	7.0%	4.6%	7.6%	7.3%	4.6%	7.6%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	7.0%	4.6%	7.6%	7.3%	4.6%	7.6%

Total return :
Total return before incentive fees	(3.2)%	(2.8)%	1.2%	(2.5)%	(2.8)%	4.2%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(3.2)%	(2.8)%	1.2%	(2.5)%	(2.8)%	4.2%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average net assets.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net realized and unrealized gains (losses) *	$(35.41)	$61.52	$20.57	$153.91
Interest income	0.10	0.59	0.61	0.86
Expenses **	(0.05)	(0.11)	(0.12)	(0.16)

Increase (decrease) for the period	(35.36)	62.00	21.06	154.61
Distribution of interest income to feeder funds	(0.10)	(0.59)	(0.61)	(0.86)
Net asset value per unit, beginning of period	2,310.73	2,016.40	2,254.82	1,924.06

Net asset value per unit, end of period	$2,275.27	$2,077.81	$2,275.27	$2,077.81

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010

Ratios to average net assets:***
Net investment income (loss)****	0.0	%*****	(0.0	)%*****	(0.0	)%*****	(0.0	)%*****

Operating expenses	0.1%		0.1%		0.1%		0.1%

Total return	(1.5)%		3.1%		0.9%		8.0%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.
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
          Brokerage fees are calculated as a percentage of the adjusted net asset value per class on the last day of each month and are affected by trading performance, subscriptions and redemptions.
           All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2011 and 2010 were 24,228 and 29,723, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2011 and 2010 were 21,487 and 26,732, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2011 and 2010 were 1,150 and 1,432, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2011 and 2010 were 1,145 and 1,160, respectively. The average notional values of currency forward contracts during the three months ended June 30, 2011 and 2010 were $200,791,895 and $25,129,637, respectively. The average notional values of currency forward contracts during the six months ended June 30, 2011 and 2010 were $179,107,903 and $17,131,713, respectively. The monthly average number of options contracts traded during the three months ended June 30, 2011 and 2010 were 182 and 127, respectively. The monthly average number of options contracts traded during the six months ended June 30, 2011 and 2010 were 172 and 136, respectively.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
           The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

	June 30, 2011
Assets
Futures Contracts
Currencies	$1,430,446
Energy	1,324,113
Grains	904,523
Indices	4,125,447
Interest Rates U.S.	3,030,734
Interest Rates Non-U.S.	2,160,744
Livestock	134,595
Metals	152,187
Softs	589,841

Total unrealized appreciation on open futures contracts	$13,852,630

Liabilities
Futures Contracts
Currencies	$(1,808,878)
Energy	(2,775,884)
Grains	(2,633,172)
Indices	(866,831)
Interest Rates U.S.	(2,372,025)
Interest Rates Non-U.S.	(2,045,519)
Livestock	(114,748)
Metals	(1,363,120)
Softs	(629,293)

Total unrealized depreciation on open futures contracts	$(14,609,470)

Net unrealized depreciation on open futures contracts	$(756,840	)*

	June 30, 2011

Assets
Forward Contracts
OTC Currencies	$732,435
Metals	1,468,730

Total unrealized appreciation on open forward contracts	$2,201,165

Liabilities
Forward Contracts
OTC Currencies	$(402,262)
Metals	(4,723,141)

Total unrealized depreciation on open forward contracts	$(5,125,403)

Net unrealized depreciation on open forward contracts	$(2,924,238	)**

Assets
Options Purchased
Indices	$12,594

Total options purchased	$12,594	***

Liabilities
Options Premium Received
Indices	$(27,125)

Total options premium received	$(27,125	)****

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
     The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2011		2010		2011		2010
Currencies	$8,599,726		$16,370,846		$7,750,358		$26,350,142
Energy	(8,648,686)		(9,087,845)		5,169,664		(8,300,359)
Grains	(4,274,489)		(184,415)		(3,050,424)		1,067,277
Indices	(4,864,572)		(21,394,464)		621,185		(15,668,590)
Interest Rates U.S.	2,662,881		16,576,262		(1,423,337)		17,014,103
Interest Rates Non-U.S.	(3,918,448)		21,723,556		(3,656,753)		30,280,568
Livestock	(4,460)		(594,073)		204,420		(508,063)
Metals	(807,185)		90,808		1,970,096		3,253,637
Softs	(437,700)		(1,334,216)		2,956,390		981,366

Total	$(11,692,933)	****	$22,166,459	****	$10,541,599	****	$54,470,081	****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Abingdon Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$208,899,975	$—	$208,899,975	$—

Net fair value	$208,899,975	$—	$208,899,975	$—

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$161,648,425	$—	$161,648,425	$—

Net fair value	$161,648,425	$—	$161,648,425	$—

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
June 30, 2011
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
     The Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	6/30/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$13,852,630	$13,852,630	$—	$—
Forwards	2,201,165	1,468,730	732,435	—
Options purchased	12,594	12,594	—	—

Total Assets	16,066,389	15,333,954	732,435	—

Liabilities
Futures	14,609,470	14,609,470	—	—
Forwards	5,125,403	4,723,141	402,262	—
Options premium received	27,125	27,125	—	—

Total Liabilities	19,761,998	19,359,736	402,262	—

Total fair value	$(3,695,609)	$(4,025,782)	$330,173	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2010*	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$28,137,105	$28,137,105	$—	$—
Forwards	7,441,095	6,967,880	473,215	—
Options purchased	33,670	33,670	—	—

Total Assets	35,611,870	35,138,655	473,215	—

Liabilities
Futures	4,685,609	4,685,609	—	—
Forwards	3,949,420	3,631,203	318,217	—
Options premium received	65,795	65,795	—	—

Total Liabilities	8,700,824	8,382,607	318,217	—

Total fair value	$26,911,046	$26,756,048	$154,998	$—

*   The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.
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
          The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
June 30, 2011
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
          As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.
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
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit per Class as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2010.
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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2011
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
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 2 “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
          The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2011.
          For the six months ended June 30, 2011, Partnership capital increased 29.3% from $157,857,693 to $204,168,134. This increase was attributable to subscriptions of 52,952.8019 Redeemable Units of Class A totaling $62,217,906 and subscriptions of 10,324.2163 Redeemable Units of Class D totaling $10,445,785, respectively. This increase was partially offset by the redemptions of 17,457.9796 Redeemable Units of Class A totaling $20,376,514, coupled the net loss from operations of $5,976,736. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
          The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
          For the six months ended June 30, 2011, the Master’s capital decreased 5.5% from $883,719,871 to $835,503,884. This decrease was attributable to redemptions of 107,910.6545 units totaling $251,658,071 and distribution of interest income to feeder funds totaling $242,145, which was partially offset by the net income from operations of $10,484,251, coupled with subscriptions of 83,196.7715 units totaling $193,199,978. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations
     During the Partnership’s second quarter of 2011, the net asset value per unit for Class A decreased 3.2% from $1.171.53 to $1,134.30 as compared to an increase of 1.2% in the second quarter of 2010. During the Partnership’s second quarter of 2011, the net asset value per unit for Class D decreased 2.8% from $1,000.00 to $971.80 from April 1, 2011 to June 30, 2011. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2011 of $3,751,660. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in currencies and U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2010 of $4,088,065. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, indices, livestock and softs.
      The most significant losses were incurred within the energy sector, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid concern that energy demand may weaken. Within the global stock index markets, losses were recorded primarily during June from long positions in U.S. equity index futures as prices declined after Greece neared bankruptcy and the debt ratings of Portugal and Spain were downgraded, spurring concern about the pace of the global economic recovery. Within the agricultural complex, losses were experienced primarily during June from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Losses were incurred within the global interest rate sector, primarily during April, from short positions in European fixed-income futures as prices moved higher after Standard & Poor’s put a “negative” outlook on the United States’ AAA credit rating, prompting demand for an alternative to U.S. Treasuries. Additional losses were recorded during June due to long positions in U.S. fixed income futures as prices reversed lower at the end of the month. Within the metals complex, losses were experienced primarily during May due to long positions in silver futures as prices fell sharply from a 31-year high. Further losses were incurred within this sector during June from long futures positions in gold and silver as prices fell after a rising U.S. dollar diminished the appeal of precious metals as an alternative investment. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the currency markets, primarily during April, from long positions in the euro, Australian dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.
     During the Partnership’s six months ended June 30, 2011, the net asset value per unit for Class A decreased 2.5% from $1,163.67 to $1,134.30 as compared to a increase of 4.2% during the six months ended June 30, 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2011 of $584,176. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, livestock, metals and softs and were partially offset by losses in grains, U.S. and non-U.S. interest rates and indices. offset by losses in energy, indices and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2010 of $10,097,691.Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in energy, indices and livestock.
      The most significant losses were incurred in the global interest rate sector, primarily during February, from short positions in U.S. fixed-income futures as prices increased amid a “flight-to-safety” spurred by geopolitical concerns in the Middle East and North Africa. Additional losses were experienced in this sector during April due to short positions in European fixed-income futures. Within the agricultural complex, small losses were recorded primarily during June as long positions in corn futures resulted in losses as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. A portion of the Partnership’s losses for the first half of the year was offset by gains achieved within the currency markets, primarily during April, from long positions in the euro, Australian dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the energy markets, gains were recorded throughout the majority of the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa. Gains were experienced within the metals sector, primarily during February, from long futures positions in gold and silver as prices of gold futures reached an all-time high and prices of silver futures extended a rally to a 30-year high. Further gains were recorded during April due to long positions in gold futures as prices reached a new all-time high. Lastly, gains were achieved within the global stock index markets, primarily during January and February, due to long positions in U.S. and European equity index futures as prices rose after improving economic reports and speculation regarding the containment of Europe’s debt crisis boosted confidence in a global economic recovery.
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

     Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash. Interest income allocated from the Master for the three and six months ended June 30, 2011 decreased by $25,835 and $7,061, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Brokerage fees are calculated as a percentage of the adjusted net asset value per class on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2011 increased by $719,730 and $1,313,424, respectively, as compared to the corresponding periods in 2010. The increase in brokerage fees is due to higher net assets per class during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Management fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2011 increased by $88,247 and $351,005, respectively, as compared to the corresponding periods in 2010. The increase in management fees is due to higher net assets per class during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2011 increased by $85,718 and $151,407, respectively, as compared to the corresponding periods in 2010. The increase in administrative fees is due to higher net assets per class during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and six months ended June 30, 2011 and 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
          The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
          Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open contracts and the liquidity of the markets in which it trades.
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
          Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended June 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
          As of June 30, 2011, the Master’s total capitalization was $835,503,884 and the Partnership owned approximately 25.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2011 was as follows:
June 30, 2011

			Three Months ended June 30 , 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$17,884,383	2.14%	$18,064,632	$9,728,469	$12,891,577
Energy	2,064,453	0.25%	4,524,046	2,021,975	3,418,682
Grains	1,801,281	0.21%	2,972,716	1,801,281	2,487,708
Indices	9,886,505	1.18%	15,338,993	8,657,696	12,190,872
Interest Rates U.S.	6,770,600	0.81%	8,976,950	2,472,700	5,655,283
Interest Rates Non-U.S.	11,289,812	1.35%	11,519,611	1,680,246	6,020,488
Livestock	234,400	0.03%	340,400	42,650	242,067
Metals	5,477,650	0.66%	6,615,109	5,009,664	5,661,383
Softs	1,664,712	0.20%	1,664,712	329,218	1,107,992

Total	$57,073,796	6.83%

* Average of month-end Values at Risk.

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

Item 4. Controls and Procedures
          The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
          The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
          The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
          The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
          There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended June 30, 2011, there were additional sales of 36,859.6786 Redeemable Units totaling $41,811,988. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
	Class A		(c) Total Number	Dollar Value) of
	(a) Total	Class A	of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2011 - April 30, 2011	2,025.4309	$1,202.70	N/A	N/A
May 1, 2011 - May 31, 2011	1,215.8669	$1,170.39	N/A	N/A
June 1, 2011 - June 30, 2011	3,271.9383	$1,134.30	N/A	N/A
	6,513.2361	$1,162.31

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
Item 3. Defaults Upon Senior Securities – None
Item 4. [Removed and Reserved]
Item 5. Other Information
     Beginning August 1, 2011, Class Z units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

Item 6. Exhibits

3.1	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

3.2	(a)	Second Amended and Restated Agreement of Limited Partnership, dated December 21, 2009 (filed as Exhibit 3.1 to the Form 8-K filed on December 23, 2009 and incorporated herein by reference).

3.3	(a)	Third Amended and Restated Agreement of Limited Partnership, dated March 1, 2011 (filed as Exhibit 3.3(a) to the Form 10-Q filed on May 16, 2011 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership, the General Partner and CGM, dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.2	(a)	Management Agreement among the Partnership, the General Partner and the Advisor, dated November 21, 2006 (filed as Exhibit 10.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with the Advisor for 2010, dated June 1, 2010 (filed as Exhibit 10.2(c) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

	(c)	Amended and Restated Management Agreement between the Partnership, the General Partner and the Advisor, dated April 29, 2011 (filed as Exhibit 10.2 to the Form 8-K filed on May 2, 2011 and incorporated herein by reference).

10.3		Agency Agreement between the Partnership, the General Partner and CGM, dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.4		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Joinder Agreement among the General Partner, CMF, and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	—	Section 1350 Certification (Certification of President and Director)

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABINGDON FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: August 15, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 15, 2011