Form 10-Q
period 2011-09-30
Abingdon Futures Fund LP
filed 2011-11-14
CIK 1386164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes     No X

     As of October 31, 2011, there were 177,659.0669 Limited Partnership Redeemable Units of Class A outstanding, 10,467.2498 Limited Partnership Redeemable Units of Class D outstanding and 435.9665 Limited Partnership Redeemable Units of Class Z outstanding.

ABINGDON FUTURES FUND L.P.
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification
EX - 32.2	Certification
EX-10.4
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

PART I
Item 1. Financial Statements
Abingdon Futures Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2011	2010
Assets:

Investment in Master, at fair value	$227,195,277	$161,648,425
Cash	199,146	223,010

Total assets	$227,394,423	$161,871,435

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$827,837	$607,018
Management fees	283,089	268,559
Administrative fees	94,363	67,140
Incentive fees	948,965	0
Other	95,480	128,893
Redemptions payable	3,192,142	2,942,132

Total liabilities	5,441,876	4,013,742

Partners’ Capital:
General Partner, Class A, (1,878.6760 unit equivalents outstanding at September 30, 2011 and December 31, 2010)	2,256,910	2,186,159
General Partner, Class D, (0.0000 unit equivalents outstanding at September 30, 2011 and December 31, 2010)	0	0
General Partner, Class Z, (0.0000 unit equivalents outstanding at September 30, 2011 and December 31, 2010)	0	0
Limited Partners, Class A, (173,635.6478 and 133,776.0295 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively)	208,593,088	155,671,534
Limited Partners, Class D, (10,467.2498 and 0.0000 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively)	10,828,472	0
Limited Partners, Class Z, (269.4696 and 0.0000 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively)	274,077	0

Total partners’ capital	221,952,547	157,857,693

Total liabilities and partners’ capital	$227,394,423	$161,871,435

Class A, net asset value per redeemable unit	$1,201.33	$1,163.67

Class D, net asset value per redeemable unit	$1,034.51	$—

Class Z, net asset value per redeemable unit	$1,017.10	$—

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Income:
Interest income allocated from Master	$6,513	$38,284	$47,957	$86,789

Expenses:
Expenses allocated from Master	38,460	32,521	101,930	109,607
Brokerage fees	2,463,147	1,618,953	6,719,550	4,561,932
Management fees	841,786	716,114	2,494,608	2,017,931
Administrative fees	280,596	179,029	757,456	504,482
Incentive fees	948,965	0	948,965	0
Other	59,423	68,410	212,224	229,582

Total expenses	4,632,377	2,615,027	11,234,733	7,423,534

Net investment income (loss)	(4,625,864)	(2,576,743)	(11,186,776)	(7,336,745)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	14,556,945	786,971	22,719,113	9,424,785
Change in net unrealized gains (losses) on open contracts allocated from Master	2,560,679	3,958,831	(5,017,313)	5,418,708

Net trading gain (loss) allocated from Master	17,117,624	4,745,802	17,701,800	14,843,493

Net income (loss)	12,491,760	2,169,059	6,515,024	7,506,748

Net income (loss) allocation from Master
Class A	11,833,113	2,169,059	6,269,043	7,506,748

Class D	656,353	0	243,687	0

Class Z	2,294	0	2,294	0

Net asset value per Redeemable Unit
Class A (175,514.3238 and 128,044.0533 units outstanding at September 30, 2011 and 2010, respectively)	$1,201.33	$1,127.96	$1,201.33	$1,127.96

Class D (10,467.2498 and 0.0000 units outstanding at September 30, 2011 and 2010, respectively)	$1,034.51	$0	$1,034.51	$0

Class Z (269.4696 units and 0.0000 units outstanding at September 30, 2011 and 2010, respectively)	$1,017.10	$0	$1,017.10	$0

Net income (loss) per Redeemable Unit*
Class A	$67.03	$16.93	$37.66	$61.42

Class D	$62.71	$0	$34.51	$0

Class Z	$17.10	$0	$17.10	$0

Weighted average units outstanding
Class A	177,488.8320	128,881.0191	165,310.6803	122,764.6729

Class D	10,467.2498	0	9,387.2231	0

Class Z	231.3814	0	231.3814	0

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Statements of Changes in Partners’ Capital
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2010	$157,857,693	135,654.7055	$0	0	$0	0	$157,857,693	135,654.7055
Subscriptions — Limited Partners	76,523,895	65,168.9096	10,584,785	10,467.2498	346,031	342.4696	87,454,711	75,978.6290
Net income (Loss)	6,269,043	0	243,687	0	2,294	0	6,515,024	0
Redemptions — Limited Partners	(29,800,633)	(25,309.2913)	0	0	(74,248)	(73.0000)	(29,874,881)	(25,382.2913)

Partners’ Capital September 30, 2011	$210,849,998	175,514.3238	$10,828,472	10,467.2498	$274,077	269.4696	$221,952,547	186,251.0432

Partners’ Capital December 31, 2009	$120,785,979	113,249.8188	$0	0	$0	0	$120,785,979	113,249.8188
Subscriptions — Limited Partners	34,647,500	31,789.7615	0	0	0	0	34,647,500	31,789.7615
Subscriptions — General Partner	200,000	189.5034	0	0	0	0	200,000	189.5034
Net income (loss)	7,506,748	0	0	0	0	0	7,506,748	0
Redemptions — Limited Partners	(18,711,215)	(17,185.0304)	0	0	0	0	(18,711,215)	(17,185.0304)

Partners’ Capital September 30, 2010	$144,429,012	128,044.0533	$0	0	$0	0	$144,429,012	128,044.0533

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
          Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of September 30, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).
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
     On April 1, 2011, the Redeemable Units offered pursuant to the Limited Partnership Agreement were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. In addition, beginning on April 1, 2011, Class D Units were offered and on August 1, 2011, Class Z Units were offered. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A Units, Class D Units, and Class Z Units are identical, except that Class D Units will be subject to a monthly commission fee equal to 1/12th of 1.875% (a 1.875% annual rate) of the Net Assets of Class D as of the ending of each month, and Class Z Units will be subject to a monthly commission fee equal to 1/12th of 1.125% (a 1.125% annual rate) of the Net Assets of Class Z as of the ending of each month which differs from the Class A monthly commission fee of 1/12th of 4.5% (a 4.5% annual rate) of the net assets of Class A.
          The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2011.
          At September 30, 2011 and December 31, 2010, the Partnership owned approximately 27.4% and 18.3%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.
          The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
          The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
          The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
          The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 are presented below:
CMF Winton Master L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$785,031,692	$807,251,910
Cash margin	37,467,085	49,613,732
Net unrealized appreciation on open futures contracts	5,966,494	23,451,496
Net unrealized appreciation on open forward contracts	1,710,792	3,491,675
Options purchased, at fair value (cost $63,620 and $46,200 at September 30, 2011 and December 31, 2010, respectively)	129,750	33,670

Total assets	$830,305,813	$883,842,483

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $119,620 and $85,275 at September 30, 2011 and December 31, 2010, respectively)	$244,115	$65,795
Accrued expenses:
Professional fees	45,364	56,817

Total liabilities	289,479	122,612

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2011 and December 31, 2010	0	0
Limited Partners, 337,386.9452 and 391,924.9266 units outstanding at September 30, 2011 and December 31, 2010, respectively	830,016,334	883,719,871

Total liabilities and partners’ capital	$830,305,813	$883,842,483

Net asset value per unit	$2,460.13	$2,254.82

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
CMF Winton Master L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	1,089	$(3,036,838)	(0.37)%
Energy	311	(1,940,268)	(0.23)
Grains	534	(3,426,611)	(0.41)
Indices	31	(56,140)	(0.01)
Interest Rates U.S.	6,567	3,638,859	0.44
Interest Rates Non-U.S.	7,347	2,554,865	0.31
Livestock	52	86,615	0.01
Metals	239	(1,396,415)	(0.17)
Softs	184	(767,366)	(0.09)

Total futures contracts purchased		(4,343,299)	(0.52)

Futures Contracts Sold
Currencies	1,400	2,423,911	0.29
Energy	794	4,547,774	0.55
Grains	730	2,451,084	0.30
Indices	1,262	(1,148,833)	(0.14)
Interest Rates Non-U.S.	16	19,468	0.00 *
Livestock	169	(289,805)	(0.03)
Metals	28	439,182	0.05
Softs	321	1,867,012	0.22

Total futures contracts sold		10,309,793	1.24

Unrealized Appreciation on Open Forward Contracts
Currencies	$40,909,356	610,970	0.07
Metals	523	6,499,487	0.78

Total unrealized appreciation on open forward contracts		7,110,457	0.85

Unrealized Depreciation on Open Forward Contracts
Currencies	$114,526,281	(1,257,045)	(0.15)
Metals	222	(4,142,620)	(0.50)

Total unrealized depreciation on open forward contracts		(5,399,665)	(0.65)

Options Purchased
Puts
Indices	51	129,750	0.02

Total options purchased		129,750	0.02

Options Premium Received
Puts
Indices	51	(244,115)	(0.03)

Total options premium received		(244,115)	(0.03)

Total fair value		$7,562,921	0.91%

*	Due to rounding.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
CMF Winton Master L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$29,007	$239,637	$271,152	$538,018

Expenses:
Clearing fees	123,164	147,999	374,961	503,702
Professional fees	21,442	28,252	69,138	80,947

Total expenses	144,606	176,251	444,099	584,649

Net investment income (loss)	(115,599)	63,386	(172,947)	(46,631)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	54,296,749	4,515,767	95,430,492	51,771,595
Change in net unrealized gains (losses) on open contracts	11,260,944	21,535,038	(19,331,200)	28,749,291

Total trading results	65,557,693	26,050,805	76,099,292	80,520,886

Net income (loss)	65,442,094	26,114,191	75,926,345	80,474,255
Subscriptions — Limited Partners	14,891,020	51,571,191	208,090,998	258,288,119
Redemptions — Limited Partners	(85,791,657)	(38,471,822)	(337,449,728)	(113,113,236)
Distribution of interest income to feeder funds	(29,007)	(239,637)	(271,152)	(538,018)

Net increase (decrease) in Partners’ Capital	(5,487,550)	38,973,923	(53,703,537)	225,111,120
Partners’ Capital, beginning of period	835,503,884	760,545,510	883,719,871	574,408,313

Partners’ Capital, end of period	$830,016,334	$799,519,433	$830,016,334	$799,519,433

Net asset value per unit
(337,386.9452 and 372,335.1656 units outstanding
at September 30, 2011 and 2010, respectively)	$2,460.13	$2,147.31	$2,460.13	$2,147.31

Net income (loss) per unit *	$184.94	$70.15	$206.00	$224.76

Weighted average units outstanding	360,300.0339	377,043.0866	394,312.7407	358,649.4945

*	Based on changes in net asset value per unit.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
2.	Financial Highlights:
          Changes in the net asset value per unit for each Class for the three and nine months ended September 30, 2011 and 2010 were as follows:

			For the period			For the period	For the period
			August 1, 2011			April 1, 2011	August 1, 2011
			(commencement			(commencement	(commencement
	Three Months Ended		of operations)	Three Months Ended	Nine Months Ended	of operations)	of operations)	Nine Months Ended
	September 30, 2011		to September 30, 2011	September 30, 2010	September 30, 2011	to September 30, 2011	to September 30, 2011	September 30, 2010
	Class A	Class D	Class Z	Class A	Class A	Class D	Class Z	Class A
Net realized and unrealized gains (losses) allocated from Master *	$78.35	$73.96	$24.91	$24.16	$63.14	$54.32	$24.91	$83.26
Interest income allocated from Master	0.03	0.03	0.02	0.30	0.30	0.06	0.02	0.69
Expenses **	(11.35)	(11.28)	(7.83)	(7.53)	(25.78)	(19.87)	(7.83)	(22.53)

Increase (decrease) for the period	67.03	62.71	17.10	16.93	37.66	34.51	17.10	61.42
Net asset value per unit, beginning of period	1,134.30	971.80	1,000.00	1,111.03	1,163.67	1,000.00	1,000.00	1,066.54

Net asset value per unit, end of period	$1,201.33	$1,034.51	$1,017.10	$1,127.96	$1,201.33	$1,034.51	$1,017.10	$1,127.96

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.
t
			For the period			For the period	For the period
			August 1, 2011			April 1, 2011	August 1, 2011
			(commencement			(commencement	(commencement
	Three Months Ended		of operations)	Three Months Ended	Nine Months Ended	of operations)	of operations)	Nine Months Ended
	September 30, 2011		to September 30, 2011	September 30, 2010	September 30, 2011	to September 30, 2011	to September 30, 2011	September 30, 2010
	Class A	Class D	Class Z	Class A	Class A	Class D	Class Z	Class A
Ratio to average net assets:***
Net investment income (loss) before incentive fees****	(6.9)%	(4.1)%	(4.5)%	(7.3)%	(7.1)%	(4.4)%	(4.5)%	(7.5)%

Operating expenses	6.9%	4.1%	4.5%	7.4%	7.2%	4.4%	4.5%	7.6%
Incentive fees	0.4%	0.6%	0.3%	—%	0.5%	0.7%	0.3%	—%

Total expenses	7.3%	4.7%	4.8%	7.4%	7.7%	5.1	4.8%	7.6%

Total return :
Total return before incentive fees	6.4%	7.1%	1.9%	1.5%	3.7%	4.0%	1.9%	5.8%
Incentive fees	(0.5)%	(0.6)%	(0.2)%	—%	(0.5)%	(0.5)%	(0.2)%	—%

Total return after incentive fees	5.9%	6.5%	1.7%	1.5%	3.2%	3.5%	1.7%	5.8%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average net assets.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net realized and unrealized gains (losses) *	$184.93	$69.57	$205.50	$223.48
Interest income	0.08	0.65	0.69	1.51
Expenses **	(0.07)	(0.07)	(0.19)	(0.23)

Increase (decrease) for the period	184.94	70.15	206.00	224.76
Distribution of interest income to feeder funds	(0.08)	(0.65)	(0.69)	(1.51)
Net asset value per unit, beginning of period	2,275.27	2,077.81	2,254.82	1,924.06

Net asset value per unit, end of period	$2,460.13	$2,147.31	$2,460.13	$2,147.31

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010

Ratios to average net assets:***
Net investment income (loss)****	(0.1)	%*****	0.0	%*****	(0.0)	%*****	(0.0)	%*****

Operating expenses	0.1%		0.1%		0.1%		0.1%

Total return	8.1%		3.4%		9.1%		11.7%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.
3.	Trading Activities:
          The Partnership was formed for the purpose of trading commodity interest, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master-feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.
           The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition.
          Brokerage fees are calculated as a percentage of the adjusted net asset value per class on the last day of each month and are affected by trading performance, subscriptions and redemptions.
           All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2011 and 2010 were 25,856 and 29,386, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2011 and 2010 were 22,943 and 27,617, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2011 and 2010 were 936 and 696, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2011 and 2010 were 1,075 and 1,005, respectively. The average notional values of currency forward contracts during the three months ended September 30, 2011 and 2010 were $247,412,091 and $48,970,710, respectively. The average notional values of currency forward contracts during the nine months ended September 30, 2011 and 2010 were $201,875,966 and $27,744,712, respectively. The monthly average number of options contracts traded during the three months ended September 30, 2011 and 2010 were 111 and 140, respectively. The monthly average number of options contracts traded during the nine months ended September 30, 2011 and 2010 were 152 and 137, respectively.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
           The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

	September 30, 2011
Assets
Futures Contracts
Currencies	$2,940,200
Energy	4,556,680
Grains	2,451,237
Indices	396,665
Interest Rates U.S.	4,203,538
Interest Rates Non-U.S.	3,913,529
Livestock	86,815
Metals	565,762
Softs	1,878,138

Total unrealized appreciation on open futures contracts	$20,992,564

Liabilities
Futures Contracts
Currencies	$(3,553,127)
Energy	(1,949,174)
Grains	(3,426,764)
Indices	(1,601,638)
Interest Rates U.S.	(564,679)
Interest Rates Non-U.S.	(1,339,196)
Livestock	(290,005)
Metals	(1,522,995)
Softs	(778,492)

Total unrealized depreciation on open futures contracts	$(15,026,070)

Net unrealized appreciation on open futures contracts	$5,966,494	*

	September 30, 2011

Assets
Forward Contracts
Currencies	$610,970
Metals	6,499,487

Total unrealized appreciation on open forward contracts	$7,110,457

Liabilities
Forward Contracts
Currencies	$(1,257,045)
Metals	(4,142,620)

Total unrealized depreciation on open forward contracts	$(5,399,665)

Net unrealized appreciation on open forward contracts
	$1,710,792	**

Assets
Options Purchased
Indices	$129,750

Total options purchased	$129,750	***

Liabilities
Options Premium Received
Indices	$(244,115)

Total options premium received	$(244,115	)****

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2011		2010		2011		2010
Currencies	$(13,260,114)		$(3,994,348)		$(5,509,756)		$22,355,794
Energy	(943,053)		(5,518,499)		4,226,611		(13,818,858)
Grains	(853,851)		(5,061,389)		(3,904,275)		(3,994,112)
Indices	(10,592,871)		(1,821,598)		(9,971,686)		(17,490,188)
Interest Rates U.S.	31,316,409		23,202,559		29,893,072		40,216,662
Interest Rates Non-U.S.	42,090,191		14,344,001		38,433,438		44,624,569
Livestock	(570,805)		399,058		(366,385)		(109,005)
Metals	16,842,243		5,238,304		18,812,339		8,491,941
Softs	1,529,544		(737,283)		4,485,934		244,083

Total	$65,557,693	*****	$26,050,805	*****	$76,099,292	*****	$80,520,886	*****

****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
4.   Fair Value Measurements:
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit per class calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2010.
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
     The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$227,195,277	$—	$227,195,277	$—

Net fair value	$227,195,277	$—	$227,195,277	$—

		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Investment in Master	$161,648,425	$—	$161,648,425	$—

Net fair value	$161,648,425	$—	$161,648,425	$—

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
September 30, 2011
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
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	9/30/2011	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$20,992,564	$20,992,564	$—	$—
Forwards	7,110,457	6,499,487	610,970	—
Options purchased	129,750	129,750	—	—

Total Assets	28,232,771	27,621,801	610,970	—

Liabilities
Futures	15,026,070	15,026,070	—	—
Forwards	5,399,665	4,142,620	1,257,045	—
Options premium received	244,115	244,115	—	—

Total Liabilities	20,669,850	19,412,805	1,257,045	—

Total fair value	$7,562,921	$8,208,996	$(646,075)	$—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	12/31/2010*	(Level 1)	(Level 2)	(Level 3)
Assets
Futures	$28,137,105	$28,137,105	$—	$—
Forwards	7,441,095	6,967,880	473,215	—
Options purchased	33,670	33,670	—	—

Total Assets	35,611,870	35,138,655	473,215	—

Liabilities
Futures	4,685,609	4,685,609	—	—
Forwards	3,949,420	3,631,203	318,217	—
Options premium received	65,795	65,795	—	—

Total Liabilities	8,700,824	8,382,607	318,217	—

Total fair value	$26,911,046	$26,756,048	$154,998	$—

*   The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.
5.   Financial Instrument Risks:
          In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
          The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
          Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
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
     The Partnership and the Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Abingdon Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
     In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 2 “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
          The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2011.
          The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. For the nine months ended September 30, 2011, Partnership capital increased 40.6% from $157,857,693 to $221,952,547. This increase was attributable to subscriptions of 65,168.9096 Redeemable Units of Class A totaling $76,523,895, subscriptions of 10,467.2498 Redeemable Units of Class D totaling $10,584,785 and subscriptions of 342.4696 Redeemable Units of Class Z totaling $346,031, coupled with the net gain from operations of $6,515,024. This increase was partially offset by the redemptions of 25,309.2913 Redeemable Units of Class A totaling $29,800,633 and by the redemptions of 73.0000 Redeemable Units of Class Z totaling $74,248. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
          The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
           For the nine months ended September 30, 2011, the Master’s capital decreased 6.1% from $883,719,871 to $830,016,334. This decrease was attributable to redemptions of 144,030.1540 units totaling $337,449,728 and distribution of interest income to feeder funds totaling $271,152, which was partially offset by the net income from operations of $75,926,345, coupled with subscriptions of 89,492.1726 units totaling $208,090,998. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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

Results of Operations
      During the Partnership’s third quarter of 2011, the net asset value per unit for Class A increased 5.9% from $1,134.30 to $1,201.33 as compared to an increase of 1.5% in the third quarter of 2010. During the Partnership’s third quarter of 2011, the net asset value per unit for Class D increased 6.5% from $971.80 to $1,034.51. During the Partnership’s third quarter of 2011, the net asset value per unit for Class Z increased 1.7% from $1000.00 to $1,017.10 from August 1, 2011 to September 30, 2011. Class D and Class Z units were not offered by the Partnership in the third quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $17,117,624. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates, metals and softs, and were partially offset by losses in currencies, energy, grains, indices and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $4,745,802. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in currencies, energy, grains, indices and softs.
      The most significant gains were achieved within the global interest rate sector throughout a majority of the quarter due to long futures positions in European and U.S. fixed-income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals markets, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal. Within the agricultural complex, gains were experienced primarily during July from short positions in coffee futures as prices declined following speculation India’s coffee exports may be boosted by record production levels. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the currency sector, primarily during August, from long positions in the Australian dollar, Canadian dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by increased “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Additional losses were recorded within this sector in September due to long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the global stock index sector, losses were experienced primarily during July and August due to long positions in European and U.S. equity index futures as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating and concern about the European sovereign debt crisis. Losses were also incurred within the energy sector, primarily during August, from long futures positions in crude oil and its related products as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe.
      During the Partnership’s nine months ended September 30, 2011, the net asset value per unit for Class A increased 3.2% from $1,163.67 to $1,201.33 as compared to an increase of 5.8% during the nine months ended September 30, 2010. During the Partnership’s nine months ended September 30, 2011, the net asset value per unit for Class D increased 3.5% from $1,000.00 to $1,034.51 from April 1, 2011 to September 30, 2011. Class D Units were not offered by the Partnership prior to April 1, 2011. During the Partnership’s nine months ended September 30, 2011, the net asset value per unit for Class Z increased 1.7% from $1,000.00 to $1,017.10 from August 1, 2011 to September 30, 2011. Class Z units were not offered by the Partnership prior to August 1, 2011. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011 of $17,701,800. Gains were primarily attributable to the Master’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, metals and softs, and were partially offset by losses in currencies, grains, indices and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2010 of $14,843,493. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in energy, grains, indices and livestock.
      The most significant gains were achieved within the global interest rate sector, primarily during the third quarter, due to long futures positions in European and U.S. fixed-income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals markets, gains were recorded primarily during April, July, and August. In April, long positions in gold futures resulted in gains as prices approached an all-time high after the U.S. Federal Reserve pledged to keep borrowing costs low, eroding the value of the U.S. dollar and spurring demand for the precious metal. During July and August, further gains were experienced from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal. Within the energy sector, gains were achieved throughout the majority of the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa. Gains were also recorded within the agricultural complex, primarily during January, from long positions in corn futures as prices rose to the highest levels since July 2008 after the U.S. government lowered forecasts for domestic inventories as adverse weather slashed harvests. During July, additional gains were experienced within this sector from short positions in coffee futures as prices declined following speculation India’s coffee exports may be boosted by record production levels. A portion of the Partnership’s gains during the first nine months of the year was offset by losses incurred within the global stock index markets, primarily during June, July, and August, from long positions in European and U.S. equity index futures as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating, worse-than-expected economic reports, and concern about the European sovereign debt crisis. Within the currency sector, losses were recorded primarily during May, August, and September. During May, long positions in the euro and British pound versus the U.S. dollar resulted in losses as the value of these currencies moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. In August, losses were experienced from long positions in the Australian dollar, Canadian dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by increased “safe haven” demand following central bank intervention in the Japanese yen and amid concerns related to the European debt crisis. Additional losses were recorded within this sector in September due to long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices.
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

      Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2011 decreased by $31,771 and $38,832, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity n the Master’s account and upon interest rates over which the Partnership, the Master and CGM have no control.
      Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2011 increased by $844,194 and $2,157,618, respectively, as compared to the corresponding periods in 2010. The increase in brokerage fees is due to higher net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
      Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2011 increased by $125,672 and $476,677, respectively, as compared to the corresponding periods in 2010. The increase in management fees is due to higher net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
      Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2011 increased by $101,567 and $252,974, respectively, as compared to the corresponding periods in 2010. The increase in administrative fees is due to higher net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
      Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2011 resulted in incentive fees of $948,965. There were no incentive fees for the three and nine months ended September 30, 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
          The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
          Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended September 30, 2011 and for the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
          As of September 30, 2011, the Master’s total capitalization was $830,016,334 and the Partnership owned approximately 27.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2011 was as follows:
September 30, 2011

			Three Months ended September 30 , 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,398,762	0.77%	$17,770,593	$6,398,762	$12,628,909
Energy	2,254,997	0.27%	3,682,308	1,861,063	2,726,371
Grains	760,796	0.09%	1,916,355	540,481	1,325,661
Indices	5,146,585	0.62%	11,849,454	5,146,585	8,662,893
Interest Rates U.S.	5,172,100	0.63%	8,420,650	5,172,100	6,643,483
Interest Rates Non-U.S.	9,204,700	1.11%	15,134,879	9,204,700	11,303,280
Livestock	197,650	0.03%	287,050	171,300	236,217
Metals	4,588,241	0.55%	6,271,309	3,994,864	5,107,472
Softs	1,023,363	0.12%	2,456,982	826,937	1,463,424

Total	$34,747,194	4.19%

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
          The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
          There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
      On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      For the three months ended September 30, 2011, there were additional sales of 12,701.6108 Redeemable Units totaling $14,791,020. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

						(d) Maximum Number
					(c) Total Number	(or Approximate
					Redeemable Units	Dollar Value) of
	(a) Total Class A	Class A	(a) Total Class Z	Class Z	Purchased as Part	Redeemable Units
	of Number of	(b) Average	of Number of	(b) Average	of Publicly	that May Yet Be
	Redeemable	Price Paid per	Redeemable	Price Paid per	Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs

July 1, 2011 - July 31, 2011	956.5007	1,186.51	N/A	N/A	N/A	N/A

August 1, 2011 - August 31, 2011	4,299.4428	1,202.79	0.0000	$1,016.03	N/A	N/A

September 1, 2011 - September 30, 2011	2,595.3682	1,201.33	73.000	$1,017.10	N/A	N/A

	7,851.3117	1,200.32	73.000	$1,017.10

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
Item 3. Defaults Upon Senior Securities – None
Item 4. [Removed and Reserved]
Item 5. Other Information – None

Item 6. Exhibits

3.1	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

	(e)	Certificate of Amendment to Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	(a)	Third Amended and Restated Agreement of Limited Partnership, dated March 1, 2011 (filed as Exhibit 3.3(a) to the Form 10-Q filed on May 16, 2011 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership, the General Partner and CGM, dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.2	(a)	Amended and Restated Management Agreement between the Partnership, the General Partner and the Advisor, dated April 29, 2011 (filed as Exhibit 10.2 to the Form 8-K filed on May 2, 2011 and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with the Advisor for 2010, dated June 1, 2010 (filed as Exhibit 10.2(c) to the Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.3		Agency Agreement between the Partnership, the General Partner and CGM, dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.4		Form of Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities, (USA) LLC, dated September 30, 2008 (filed herein).

10.5		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.7		Joinder Agreement among the General Partner, CMF, and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1	—	Section 1350 Certification (Certification of President and Director)

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABINGDON FUTURES FUND L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2011

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2011