Form 10-K
period 2011-12-31
Abingdon Futures Fund LP
filed 2012-03-30
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☑

Limited Partnership Redeemable Units with aggregate values of $192,004,033 of Class A and $10,033,119 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2012, there were 196,572.2642 Limited Partnership Redeemable Units of Class A outstanding, 11,453.7739 Limited Partnership Redeemable Units of Class D outstanding and 566.2369 Limited Partnership Redeemable Units of Class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Abingdon Futures Fund L.P. (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership through its investment in the Master (as defined below) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 22 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets (“CGM”), the commodity broker and selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

On April 1, 2011, the Redeemable Units offered pursuant to the Limited Partnership Agreement were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. In addition, beginning on April 1, 2011, Class D Units were offered and on August 1, 2011, Class Z Units were offered. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members).

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

For the period January 1, 2011 through December 31, 2011, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2011 and 2010, the Partnership owned approximately 29.2% and 18.3%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) per class of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Effective April 1, 2011, the Advisor reduced the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1.5% of adjusted net assets. The Management Agreement may be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to (i) 4.5% per year of month-end Net Assets for Class A units (ii) 1.875% per year of month-end Net Assets Class D units (iii) 1.125% per year of month-end Net Assets for Class Z units, each allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, management fee, incentive fee accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. All National Futures Association (“NFA”) fees, exchange, clearing, user, give-up and floor brokerage fees (collectively, the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. The Partnership’s assets not held in the Master’s account at CGM are held in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Customer Agreement may be terminated upon notice by either party.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010 and 2009 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2011 was $237,068,136.

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

An investor may lose all of its investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of December 31, 2011 was 1,784.

(c) Dividends. The Partnership did not declare a distribution in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2011, the aggregate subscriptions, of the classes were 100,330.3744 Redeemable Units totaling $115,980,924 and 2,212.7189 General Partner unit equivalents totaling $2,190,348. For the twelve months ended December 31, 2010, there were additional subscriptions of 46,787.6554 Redeemable Units totaling $51,731,500 and 189.5034 General Partner unit equivalents totaling $200,000. For the twelve months ended December 31, 2009, there were additional subscriptions of 50,991.4781 Redeemable Units totaling $58,153,000 and 945.3583 General Partner unit equivalents totaling $1,000,000.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the face that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Class A of Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011— October 31, 2011	3,954.8516	$1,165.90	N/A	N/A
November 1, 2011— November 30, 2011	3,912.7620	$1,171.96	N/A	N/A
December 1, 2011— December 31, 2011	1,311.0980	$1,186.26	N/A	N/A
	9,178.7116	$1,171.39

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, and 2008 and for the period from February 1, 2007 (commencement of trading operations) to December 31, 2007, and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage fees (including clearing fees) of $9,261,975, $6,320,914, $5,574,180, $5,061,166 and $2,526,887, respectively	$9,501,119	$15,962,149	$(11,732,036)	$21,503,248	$9,521,062
Interest income allocated from Master	49,042	124,011	86,538	1,127,937	1,825,352

	$9,550,161	$16,086,160	$(11,645,498)	$22,631,185	$11,346,414

Net income (loss)	$3,856,266	$12,299,168	$(15,052,188)	$15,682,974	$8,236,695

Total assets	$240,025,121	$161,871,435	$123,296,613	$119,320,005	$92,726,408

Increase (decrease) in net asset value per unit
Class A	$22.59	$97.13	$(137.66)	$161.77	$42.43

Class D	$28.28	—	—	—	—

Class Z	$12.87	—	—	—	—

Net asset value per unit
Class A	$1,186.26	$1,163.67	$1,066.54	$1,204.20	$1,042.43

Class D	$1,028.28	$—	$—	$—	$—

Class Z	$1,012.87	$—	$—	$—	$—

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

The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Master. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods of services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, options and swaps, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

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

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 7.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Specific market movements of commodities of futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 3.0% to 12.6% of its contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards, swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 34,488.0029 Redeemable Units were redeemed of Class A totaling $40,552,499, 1,878.6760 General Partner unit equivalents of Class A were redeemed totaling $2,190,348 and 73.0000 Redeemable Units of Class Z were redeemed totaling $74,248. For the year ended December 31, 2010, 24,572.2721 Redeemable Units of Class A were redeemed totaling $27,158,954. For the year ended December 31, 2009, 32,096.1158 Redeemable Units of Class A were redeemed totaling $36,076,960 and 1,877.9696 General Partner unit equivalents totaling $1,982,873.

For the year ended December 31, 2011, there were additional subscriptions of 88,367.6340 Redeemable Units of Class A totaling $103,880,764, subscriptions of 11,453.7739 Redeemable Units of Class D totaling $11,584,785, subscriptions of 508.9665 Redeemable Units of Class Z totaling $515,375 and 2,212.7189 General Partner unit equivalents of Class Z totaling $2,190,348. For the year ended December 31, 2010, there were additional subscriptions of 46,787.6554 Redeemable Units of Class A totaling $51,731,500 and 189.5034 General Partner unit equivalents of Class A totaling $200,000. For the year ended December 31, 2009, there were additional subscriptions of 50,991.4781 Redeemable Units of Class A totaling $58,153,000 and 945.3583 General Partner unit equivalents of Class A totaling $1,000,000.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per unit for Class A increased 1.9% from $1,163.67 to $1,186.26. For the year ended December 31, 2011, the net asset value per unit for Class D increased 2.8% from $1,000.00 to $1,028.28 from April 1, 2011 to December 31, 2011. For the year ended December 31, 2011, the net asset value per unit for Class Z increased 1.3% from $1,000.00 to $1,012.87 from August 1, 2011 to December 31, 2011. For the year ended December 31, 2010, the net asset value per unit increased 9.1% from $1,066.54 to $1,163.67. For the year ended December 31, 2009, the net asset value per unit decreased 11.4% from $1,204.20 to $1,066.54.

The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees of $18,903,064 for the year ended December 31, 2011. Gains were primarily attributable to the Master’s trading of currencies, energy, metals, softs and U.S. and non-U.S. interest rates and were partially offset by losses in grains, livestock and indices. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 22 under “Item 8. Financial Statements and Supplementary Data.”

The most significant gains during the year were achieved within the global interest rate sector, primarily during the third quarter, from long positions in European, U.S., and Australian fixed income futures as prices advanced due to concern about the European sovereign debt crisis and a faltering global economy. Additional gains were recorded within this sector during December from long positions in European and U.S. fixed income futures as prices increased while European leaders struggled to find funding for the euro-zone rescue plan. Within the metals markets, gains were recorded during February from long futures positions in gold and silver as gold futures prices reached an all-time high and silver futures prices extended a rally to a 30-year high. Further gains were experienced during April due to long positions in gold futures as prices continued their upward trend, reaching a new all-time high. During July and August, long positions in gold futures resulted in further gains after prices increased as escalating concern that the global economy is slowing boosted demand for the precious metal. Gains were recorded within the currency markets, primarily during April, from long positions in the Swiss franc, Australian dollar, and New Zealand dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Additional gains were experienced in this sector during December from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies declined after European consumer confidence dropped more than economists forecast in December to the lowest level in more than two years. Within the energy sector, gains were achieved primarily during the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa. Small gains were also recorded within the agricultural complex from long positions in cotton futures as prices increased on signs that global output may fail to keep pace with rising demand in China, the world’s biggest buyer of the fiber. A portion of the Partnership’s gains for the year was offset by losses incurred within the global stock index markets during June, July, and August as prices fell amid concern about the European sovereign debt crisis and a faltering global economy. Within the agricultural complex, losses were recorded primarily during June from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings.

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

In equity indices, the Partnership recorded losses earlier in the year as global equities sharply corrected. The European debt crisis and “Flash crash” of equities on May 6th came around the time that many economists were actively discussing the possibility of a double dip recession. Equity indices recovered from the lowest levels following the announcement of a European Union bailout of troubled nations within the European Union. Also, later in the year, the U.S. Federal Reserve announced a second round of quantitative easing which increased the appetite for risk assets.

The Partnership registered losses in the energy sector, primarily from crude oil and its derivatives, as oil remained range bound on concerns over global economic growth. Oil markets remained very volatile through most of the year and reacted sharply to global events and economic factors.

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and twelve months ended December 31, 2011 decreased by $36,137 and $74,969, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2011 increased by $783,443 and $2,941,061, respectively, as compared to the corresponding periods in 2010. The increase in brokerage fees is due to higher net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2011 increased by $95,302 and $571,979, respectively, as compared to the corresponding periods in 2010. The increase in management fees is due to higher net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and twelve months ended December 31, 2011 increased by $96,617 and $349,591, respectively, as compared to the corresponding periods in 2010. The increase in administrative fees is due to higher net assets during the three and twelve months ended December 31, 2011 as compared to the corresponding periods in 2010.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. Trading performance for the three and twelve months ended December 31, 2011 resulted in an incentive fee accrual of $0 and $948,965, respectively. There were no incentive fees earned for the three and twelve months ended December 31, 2010. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $283,453 and $234,872, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $44,743 and $56,956, respectively.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Master are subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2011.

Partnership’s and Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

U.S. generally accepted accepted accounting principles (“GAAP”) also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Master’s Level 2 assets and liabilities.

The Partnership and the Master will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values its investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Master did not hold any derivative that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts, as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2011 and December 31, 2010, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2011, the Master’s total capitalization was $822,273,776 and the Partnership owned approximately 29.2% of the Master. The Partnership invests substaintially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$19,312,483	2.35%	$19,312,483	$6,398,762	$12,470,587
Energy	1,525,274	0.19%	4,524,046	1,245,529	2,842,674
Grains	2,535,708	0.31%	4,371,245	540,481	2,326,464
Indices	6,526,149	0.79%	17,629,694	3,776,392	10,297,535
Interest Rates U.S.	5,466,250	0.67%	8,976,950	539,209	4,614,681
Interest Rates Non-U.S.	12,924,419	1.57%	15,134,879	2,448,536	8,402,040
Livestock	262,550	0.03%	340,400	42,650	213,377
Metals	6,253,557	0.76%	7,869,347	3,994,864	5,990,862
Softs	1,583,804	0.19%	2,456,982	329,218	1,207,483

Total	$56,390,194	6.86%

*	Annual average of month-end Value at Risk.

As of December 31, 2010, the Master’s total capitalization was $883,719,871 and the Partnership owned approximately 18.3% of the Master. The Partnership invests substaintially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,969,665	1.01%	$13,529,797	$3,127,432	$9,858,603
Energy	3,277,769	0.37%	4,944,082	236,988	2,213,508
Grains	3,992,796	0.45%	4,064,389	556,164	2,285,359
Indices	15,987,691	1.81%	22,020,780	2,382,812	12,021,182
Interest Rates U.S.	1,387,025	0.16%	10,348,050	275,672	5,195,958
Interest Rates Non-U.S.	3,521,207	0.40%	13,490,861	1,949,046	7,347,287
Livestock	268,200	0.03%	437,350	158,080	263,226
Metals	6,416,979	0.73%	8,963,451	3,939,668	5,989,765
Softs	1,393,632	0.16%	2,071,953	538,916	1,029,710

Total	$45,214,964	5.12%

*	Annual average of month-end Value at Risk.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Master’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Master as of December 31, 2011, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2011, the Master’s primary exposures were in the Chicago Mercantile Exchange (“CME”) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold, aluminum and copper.

Energy. The Master’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master as of December 31, 2011.

Foreign Currency Balances. The Master’s primary foreign currency balances are in Turkish Lira, Norwegian Krone, Euro and Russian Ruble. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Master’s non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

Abingdon Futures Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010 and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009; and Notes to Financial Statements.

To the Limited Partners of

Abingdon Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis President and Director Ceres Managed Futures LLC General Partner, Abingdon Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

Management’s Report on Internal Control Over Financial Reporting

The management of Abingdon Futures Fund L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Abingdon Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Abingdon Futures Fund L.P.	Brian Centner Chief Financial Officer Ceres Managed Futures LLC General Partner, Abingdon Futures Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Abingdon Futures Fund L.P.:

We have audited the accompanying statements of financial condition of Abingdon Futures Fund L.P. (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Abingdon Futures Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Abingdon Futures Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in Master, at fair value	$239,855,276	$161,648,425
Cash	169,845	223,010

Total assets	$240,025,121	$161,871,435

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$866,663	$607,018
Management fees	298,777	268,559
Administrative fees	99,592	67,140
Professional fees	128,187	99,017
Other	8,463	29,876
Redemptions payable	1,555,303	2,942,132

Total liabilities	2,956,985	4,013,742

Partners’ Capital:
General Partner, Class A, (0.0000 and 1,878.6760 unit equivalents outstanding at December 31, 2011 and 2010, respectively)	—	2,186,159
General Partner, Class D, (0.0000 unit equivalents outstanding at December 31, 2011 and 2010)	—	—
General Partner, Class Z (2,212.7189 and 0.0000 unit equivalents outstanding at December 31, 2011 and 2010, respectively)	2,241,197	—
Limited Partners, Class A, (187,655.6606 and 133,776.0295 Redeemable Units outstanding at December 31, 2011 and 2010, respectively)	222,607,691	155,671,534
Limited Partners, Class D, (11,453.7739 and 0.0000 Redeemable Units outstanding at December 31, 2011 and 2010, respectively)	11,777,664	—
Limited Partners, Class Z, (435.9665 and 0.0000 Redeemable Units outstanding at December 31, 2011 and 2010, respectively)	441,584	—

Total partners’ capital	237,068,136	157,857,693

Total liabilities and partners’ capital	$240,025,121	$161,871,435

Class A, net asset value per redeemable unit	$1,186.26	$1,163.67

Class D, net asset value per redeemable unit	$1,028.28	$—

Class Z, net asset value per redeemable unit	$1,012.87	$—

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Income:
Interest income allocated from Master	$49,042	$124,011	$86,538

Expenses:
Expenses allocated from Master	139,970	135,465	92,869
Brokerage fees (Note 3c)	9,261,975	6,320,914	5,574,180
Management fees (Note 3b)	3,368,110	2,796,131	2,465,031
Administrative fees (Note 3a)	1,048,624	699,033	616,256
Incentive fees (Note 3b)	948,965	—	—
Professional fees	283,453	234,872	272,846
Other	44,743	56,956	52,557

Total expenses	15,095,840	10,243,371	9,073,739

Net investment income (loss)	(15,046,798)	(10,119,360)	(8,987,201)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	21,110,601	17,776,842	(4,959,083)
Change in net unrealized gains (losses) on open contracts allocated from Master	(2,207,537)	4,641,686	(1,105,904)

Net trading gain (loss) allocated from Master	18,903,064	22,418,528	(6,064,987)

Net income (loss)	3,856,266	12,299,168	(15,052,188)

Net income (loss) allocation from Master
Class A	3,612,081	12,299,168	(15,052,188)

Class D	192,879	—	—

Class Z	51,306	—	—

Net income (loss) per unit* (Note 6)
Class A	$22.59	$97.13	$(137.66)

Class D	$28.28	$—	$—

Class Z	$12.87	$—	$—

Weighted average units outstanding
Class A	170,725.9659	125,922.1016	111,135.6454

Class D	9,856.8457	—	—

Class Z	1,239.2200	—	—

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2011, 2010 and 2009

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partner’s Capital at December 31, 2008	$114,745,000	95,287.0678	$—	—	$—	—	$114,745,000	95,287.0678
Subscriptions—Limited Partners	58,153,000	50,991.4781	—	—	—	—	58,153,000	50,991.4781
Subscriptions—General Partner	1,000,000	945.3583	—	—	—	—	1,000,000	945.3583
Net Income (Loss)	(15,052,188)	—	—	—	—	—	(15,052,188)	—
Redemptions—General Partner	(1,982,873)	(1,877.9696)	—	—	—	—	(1,982,873)	(1,877.9696)
Redemptions—Limited Partners	(36,076,960)	(32,096.1158)	—	—	—	—	(36,076,960)	(32,096.1158)

Partners’ Capital at December 31, 2009	120,785,979	113,249.8188	—	—	—	—	120,785,979	113,249.8188
Subscriptions—Limited Partners	51,731,500	46,787.6554	—	—	—	—	51,731,500	46,787.6554
Subscriptions—General Partner	200,000	189.5034	—	—	—	—	200,000	189.5034
Net Income (Loss)	12,299,168	—	—	—	—	—	12,299,168	—
Redemptions—Limited Partners	(27,158,954)	(24,572.2721)	—	—	—	—	(27,158,954)	(24,572.2721)

Partners’ Capital at December 31, 2010	157,857,693	135,654.7055	—	—	—	—	157,857,693	135,654.7055
Subscriptions—Limited Partners	103,880,764	88,367.6340	11,584,785	11,453.7739	515,375	508.9665	115,980,924	100,330.3744
Subscriptions—General Partner	—	—	—	—	2,190,348	2,212.7189	2,190,348	2,212.7189
Net Income (Loss)	3,612,081	—	192,879	—	51,306	—	3,856,266	—
Redemptions—General Partner	(2,190,348)	(1,878.6760)	—	—	—	—	(2,190,348)	(1,878.6760)
Redemptions—Limited Partners	(40,552,499)	(34,488.0029)	—	—	(74,248)	(73.0000)	(40,626,747)	(34,561.0029)

Partners’ Capital at December 31, 2011	$222,607,691	187,655.6606	$11,777,664	11,453.7739	$2,682,781	2,648.6854	$237,068,136	201,758.1199

Net asset value per unit:

2009:	Class A	$1,066.54

2010:	Class A	$1,163.67

2011:	Class A	$1,186.26

	Class D	$1,028.28

	Class Z	$1,012.87

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly wholly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

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

On April 1, 2011, the Redeemable Units offered pursuant to the Limited Partnership Agreement were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. In addition, beginning on April 1, 2011, Class D Units were offered and on August 1, 2011, Class Z Units were offered. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A Units, Class D Units, and Class Z Units are identical, except that Class D Units will be subject to a monthly commission fee equal to 1/12th of 1.875% (a 1.875% annual rate) of the net assets of Class D as of the ending of each month, and Class Z Units will be subject to a monthly commission fee equal to 1/12th of 1.125% (a 1.125% annual rate) of the net assets of Class Z as of the ending of each month which differs from the Class A monthly commission fee of 1/12th of 4.5% (a 4.5% annual rate) of the net assets of Class A.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

Abingdon Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

As of December 31, 2011 and 2010, the Partnership owned approximately 29.2% and 18.3%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end

Abingdon Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets for Identical sets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$239,855,276	$—	$239,855,276	$—

Net fair value	$239,855,276	$—	$239,855,276	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical sets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$161,648,425	$—	$161,648,425	$—

Net fair value	$161,648,425	$—	$161,648,425	$—

Master’s Investments and Fair Value Measurements.    For disclosures regarding the Master’s investments and fair value measurements, see Note 2, “Accounting Policies”, on the attached Master’s financial statements.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filings and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair

Abingdon Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

g.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to  1/24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor. The Management Agreement

Abingdon Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership is obligated to pay the Advisor a monthly management fee equal to  1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Effective April 1, 2011, the Advisor reduced the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1.5% of adjusted net assets. The Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, allocated pro rata from the Master, earned by the Advisor for the Partnership during each calender quarter.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to (i) 4.5% per year of month-end Net Assets for Class A Units, (ii) 1.875% per year of month-end net assets for Class D Units and (iii) 1.125% per year of month-end net assets for Class Z Units, each allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, management fee, incentive fee accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. All National Futures Association fees, exchange, clearing, user, give-up and floor brokerage fees (collectively, the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. The Partnership’s assets not held in the Master’s account at CGM are held in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in each of the Fund’s brokerage accounts at a 30-day U.S. Treasury bill rate determined by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

Abingdon Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

4.    Trading Activities:

The Partnership was formed for the purpose of trading commodity interest, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master-feeder” structure. The Partnership’s pro rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet have been met.

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

6. Financial	Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows.

	2011	For the period April 1, 2011 (commencement of operations) to December 31, 2011	For the period August 1, 2011 (commencement of operations) to December 31, 2011	2010	2009
	Class A	Class D	Class Z	Class A	Class A
Net realized and unrealized gains (losses)*	$54.57	$53.71	$26.22	$126.39	$(107.51)
Interest income allocated from Master	0.30	0.06	0.02	0.96	0.79
Expenses**	(32.28)	(25.49)	(13.37)	(30.22)	(30.94)

Increase (decrease) for the year	22.59	28.28	12.87	97.13	(137.66)
Net asset value per unit, beginning of year	1,163.67	1,000.00	1,000.00	1,066.54	1,204.20

Net asset value per unit, end of year	$1,186.26	$1,028.28	$1,012.87	$1,163.67	$1,066.54

*	Includes brokerage fees.

**	Excludes brokerage fees.

Abingdon Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

	2011	For the period April 1, 2011 (commencement of operations) to December 31, 2011		For the period August 1, 2011 (commencement of operations) to December 31, 2011		2010******	2009******
	Class A	Class D		Class Z		Class A	Class A
Ratios to Average Net Assets:
Net investment income (loss)	(7.6)%	(4.9)%		(2.3)%		(7.4)%	(7.6)%
Incentive fees	0.5%	0.6%		0.0	%*****	—%	—%

Net investment income (loss) before incentive fees ****	(7.1)	(4.3	)***	(2.3	)%***	(7.4)%	(7.6)%

Operating expenses	7.2%	4.3	%***	2.3	%***	7.5%	7.7%
Incentive fees	0.5%	0.6%		0.0	%*****	—%	—%

Total expenses and incentive fee	7.7	4.9		2.3%		7.5%	7.7%

Total return:
Total return before incentive fees	2.3%	3.4%		1.3%		9.1%	(11.4)%
Incentive fees	(0.4)%	(0.6)%		(0.0	)%*****	—%	—%

Total return after incentive fees	1.9%	2.8%		1.3%		9.1%	(11.4)%

***	Annualized.
****	Interest income less total expenses.
*****	Due to rounding.
******	The ratios are shown net and gross of incentive fees to conform to current year presentation.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain swaps, forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$(1,375,763)	$14,624,204	$(6,025,615)	$2,327,335
Net income (loss)	$(2,658,758)	$12,491,760	$(7,122,934)	$1,146,198
Increase (decrease) in Net Asset Value per Unit of Class A	$(15.07)	$67.03	$(37.23)	$7.86
Increase (decrease) in Net Asset Value per Unit of Class D	$(6.23)	$62.71	$(28.20)	$—
Increase (decrease) in Net Asset Value per Unit of Class Z	$(4.23)	$17.10	$—	$—

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$5,827,417	$3,132,612	$2,553,355	$4,572,776
Net income (loss)	$4,792,420	$2,169,059	$1,629,734	$3,707,955
Increase (decrease) in net asset value per unit	$35.71	$16.93	$13.36	$31.13

To the Limited Partners of

CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis President and Director Ceres Managed Futures LLC General Partner, CMF Winton Master L.P.

Ceres Managed Futures LLC
522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

CMF Winton Master L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Equity in trading account:
Cash (Note 3c)	$743,904,052	$807,251,910
Cash margin (Note 3c)	61,613,736	49,613,732
Net unrealized appreciation on open futures contracts	15,688,785	23,451,496
Net unrealized appreciation on open forward contracts	1,153,132	3,491,675
Options purchased, at fair value (cost $52,300 and $46,200 at December 31, 2011 and 2010, respectively)	18,204	33,670

Total assets	$822,377,909	$883,842,483

Liabilities and Partners' Capital:
Liabilities:
Options premium received, at fair value (premium $107,195 and $85,275 at December 31, 2011 and 2010, respectively)	$42,095	$65,795
Accrued expenses:
Professional fees	62,038	56,817

Total liabilities	104,133	122,612

Partners' Capital:
General Partner, 0.0000 unit equivalents at December 31, 2011 and 2010	—	—
Limited Partners, 332,858.7283 and 391,924.9266 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	822,273,776	883,719,871

Total liabilities and partners' capital	$822,377,909	$883,842,483

Net asset value per unit	$2,470.34	$2,254.82

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2011

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,681	$2,316,160	0.28%
Energy	625	110,182	0.01
Grains	39	37,976	0.01
Indices	1,128	690,394	0.08
Interest Rates U.S.	5,207	2,104,584	0.26
Interest Rates Non-U.S.	9,189	7,688,333	0.94
Livestock	110	(229,020)	(0.03)
Metals	202	(3,126,860)	(0.38)
Softs	176	(230,591)	(0.03)

Total futures contracts purchased		9,361,158	1.14

Futures Contracts Sold
Currencies	3,507	6,207,281	0.76
Energy	880	804,857	0.10
Grains	1,425	(2,112,969)	(0.26)
Indices	591	90,767	0.01
Interest Rates U.S.	699	(72,787)	(0.01)
Interest Rates Non-U.S.	93	62,360	0.01
Livestock	211	35,660	0.00 *
Metals	58	(38,740)	(0.00)*
Softs	550	1,351,198	0.16

Total futures contracts sold		6,327,627	0.77

Unrealized Appreciation on Open Forward Contracts
Currencies	$84,923,180	515,291	0.07
Metals	1,086	3,802,144	0.46

Total unrealized appreciation on open forward contracts		4,317,435	0.53

Unrealized Depreciation on Open Forward Contracts
Currencies	$137,405,398	(279,763)	(0.03)
Metals	869	(2,884,540)	(0.35)

Total unrealized depreciation on open forward contracts		(3,164,303)	(0.38)

Options Purchased
Puts
Indices	58	18,204	0.00 *

Total options purchased		18,204	0.00 *

Options Premium Received
Puts
Indices	58	(42,095)	(0.01)

Total options premium received		(42,095)	(0.01)

Net fair value		$16,818,026	2.05%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2010

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	3,180	$9,643,771	1.09%
Energy	853	1,746,824	0.20
Grains	1,967	6,773,822	0.77
Indices	3,730	802,802	0.09
Interest Rates U.S.	460	75,260	0.01
Interest Rates Non-U.S.	2,060	180,335	0.02
Livestock	258	440,485	0.05
Metals	661	5,059,533	0.57
Softs	466	1,890,590	0.21

Total futures contracts purchased		26,613,422	3.01

Futures Contracts Sold
Currencies	619	(1,141,369)	(0.13)
Energy	237	(565,450)	(0.06)
Indices	145	66,307	0.01
Interest Rates U.S.	1,002	(480,409)	(0.05)
Interest Rates Non-U.S.	1,369	(1,041,005)	(0.12)

Total futures contracts sold		(3,161,926)	(0.35)

Unrealized Appreciation on Open Forward Contracts
Currencies	$28,330,202	473,215	0.05
Metals	686	6,967,880	0.79

Total unrealized appreciation on open forward contracts		7,441,095	0.84

Unrealized Depreciation on Open Forward Contracts
Currencies	$59,051,932	(318,217)	(0.04)
Metals	382	(3,631,203)	(0.41)

Total unrealized depreciation on open forward contracts		(3,949,420)	(0.45)

Options Purchased
Puts
Indices	75	33,670	0.00 *

Total options purchased		33,670	0.00 *

Options Premium Received
Puts
Indices	75	(65,795)	(0.01)

Total options premium received		(65,795)	(0.01)

Net fair value		$26,911,046	3.04%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income	$275,575	$772,036	$409,649

Expenses:
Clearing fees	478,247	642,797	341,844
Professional fees	97,568	121,381	55,604

Total expenses	575,815	764,178	397,448

Net investment income (loss)	(300,240)	7,858	12,201

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	89,756,766	97,108,793	(17,779,700)
Change in net unrealized gains (losses) on open contracts	(10,077,200)	25,087,960	(7,253,764)

Total trading results	79,679,566	122,196,753	(25,033,464)

Net income (loss)	$79,379,326	$122,204,611	$(25,021,263)

Net income (loss) per unit* (Note 6)	$216.22	$332.88	$(95.69)

Weighted average units outstanding	381,489.6331	366,445.3887	282,761.8879

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2011, 2010 and 2009

Partners’ Capital
Partners’ Capital at December 31, 2008	$547,751,543
Net income (loss)	(25,021,263)
Subscriptions of 144,987.2822 Redeemable Units	282,055,852
Redemptions of 117,441.5362 Redeemable Units	(229,968,170)
Distribution of interest income to feeder funds	(409,649)

Partner’s Capital at December 31, 2009	574,408,313
Net income (loss)	122,204,611
Subscriptions of 169,470.0690 Redeemable Units	343,898,266
Redemptions of 76,085.3805 Redeemable Units	(156,019,283)
Distribution of interest income to feeder funds	(772,036)

Partners’ Capital at December 31, 2010	883,719,871
Net income (loss)	79,379,326
Subscriptions of 113,373.5444 Redeemable Units	265,775,380
Redemption of 172,439.7427 Redeemable Units	(406,325,226)
Distribution of interest income to feeder funds	(275,575)

Partners’ Capital at December 31, 2011	$822,273,776

Net asset value per unit:

2009:	$1,924.06

2010:	$2,254.82

2011:	$2,470.34

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

1. Partnership Organization:

CMF Winton Master L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master may sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (Citigroup) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (CGM), the commodity broker for the Master. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Master are made by the Advisor (defined below).

On November 1, 2004 (commencement of trading operations), CMF Winton Feeder I L.P. (“Winton Feeder”) allocated substantially all of its capital, and Diversified Multi-Advisor Futures Fund L.P. (“Diversified”) and Orion Futures Fund L.P. (“Orion”) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Redeemable Units with cash equal to $2,000,000. Orion purchased 35,389.8399 Redeemable Units with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Diversified purchased 15,054.1946 Redeemable Units with cash equal to $14,251,586 and a contribution of open commodity futures and forward contracts with a fair value of $802,609. On December 1, 2004, Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 52,981.2908 Redeemable Units with cash equal to $57,471,493. On August 31, 2011, Tactical Diversified redeemed its investment in the Master. This amounted to 12,054.4847 Redeemable Units with cash equal to $29,538,004. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 5,741.8230 Redeemable Units with cash equal to $7,000,000. On February 1, 2007, Abingdon Futures Fund L.P. (“Abingdon”) allocated a portion of its capital to the Master and purchased 9,017.0917 Redeemable Units with cash equal to $12,945,000. On March 1, 2007, Global Futures Fund Ltd. (“Global Futures”) allocated a portion of its capital to the Master and purchased 1,875.7046 Redeemable Units with cash equal to $2,500,000. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (“Orion Cayman”) allocated a portion of its capital to the Master and purchased 319.5126 Redeemable Units with cash equal to $640,000. The Master was formed to permit commodity pools managed now or in the future by Winton Capital Management Limited (the “Advisor”) using the Diversified Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master’s investors consist of Diversified, Orion, Winton Feeder, Institutional Portfolio, Abingdon, Global Futures and Orion Cayman (each a “Feeder,” collectively the “Funds”). Diversified, Orion, Winton Feeder, Institutional Portfolio, Abingdon, Global Futures and Orion Cayman owned approximately 0.9%, 65.6%, 0.1%, 2.3%, 29.2%, 1.5%, and 0.4% investments in the Master at December 31, 2011, respectively. Diversified, Orion, Winton Feeder, Tactical Diversified, Institutional Portfolio, Abingdon, Global Futures and Orion Cayman owned approximately 0.8%, 61.9%, 0.3%, 14.0%, 2.4%, 18.3%, 1.7%, and 0.6% investments in the Master at December 31, 2010, respectively.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

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

Master’s Fair Value Measurements.    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities.

The Master will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$24,525,313	$24,525,313	$—	$—
Forwards	4,317,435	3,802,144	515,291	—
Options purchased	18,204	18,204	—	—

Total Assets	28,860,952	28,345,661	515,291	—

Liabilities
Futures	8,836,528	8,836,528	—	—
Forwards	3,164,303	2,884,540	279,763	—
Options premium received	42,095	42,095	—	—

Total Liabilities	12,042,926	11,763,163	279,763	—

Net fair value	$16,818,026	$16,582,498	$235,528	$—

	December 31, 2010*	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$28,137,105	$28,137,105	$—	$—
Forwards	7,441,095	6,967,880	473,215	—
Options purchased	33,670	33,670	—	—

Total Assets	35,611,870	35,138,655	473,215	—

Liabilities
Futures	4,685,609	4,685,609	—	—
Forwards	3,949,420	3,631,203	318,217	—
Options premium received	65,795	65,795	—	—

Total Liabilities	8,700,824	8,382,607	318,217	—

Net fair value	$26,911,046	$26,756,048	$154,998	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

g.

Options.    The Master may purchase and write (sell) both exchange-listed and over-the-counter options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

j.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

k.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurements requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Master’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Master will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instrument and derivative instrument. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Master should also provide the disclosures retrospectively for all comparative periods presented. The Master is currently evaluating the impact that the pronouncement would have on the financial statements.

l.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.    Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage fees shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amount of cash held by the Master for margin requirements was $61,613,736 and $49,613,732, respectively. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2011 and 2010 were 22,885 and 25,549, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2011 and 2010 were 1,183 and 970, respectively. The monthly average notional values of currency forward contracts held during the years ended December 31, 2011 and 2010 were $206,333,139 and $44,208,677, respectively. The monthly average number of options contracts traded during the years ended December 31, 2011 and 2010 were 139 and 140, respectively.

The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of December 31, 2011 and 2010.

December 31, 2011
Assets
Futures Contracts
Currencies	$8,917,759
Energy	1,944,705
Grains	393,448
Indices	1,087,634
Interest Rates U.S.	2,552,715
Interest Rates Non-U.S.	8,108,532
Livestock	79,405
Metals	29,367
Softs	1,411,748

Total unrealized appreciation on open futures contracts	$24,525,313

Liabilities
Futures Contracts
Currencies	$(394,318)
Energy	(1,029,666)
Grains	(2,468,441)
Indices	(306,473)
Interest Rates U.S.	(520,918)
Interest Rates Non-U.S.	(357,839)
Livestock	(272,765)
Metals	(3,194,967)
Softs	(291,141)

Total unrealized depreciation on open futures contracts	$(8,836,528)

Net unrealized appreciation on open futures contracts	$15,688,785 *

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

Assets
Forward Contracts
Currencies	$515,291
Metals	3,802,144

Total unrealized appreciation on open forward contracts	$4,317,435

Liabilities
Forward Contracts
Currencies	$(279,763)
Metals	(2,884,540)

Total unrealized depreciation on open forward contracts	$(3,164,303)

Net unrealized appreciation on open forward contracts	$1,153,132	**

Assets
Options Purchased
Indices	$18,204

Total options purchased	$18,204	***

Liabilities
Options Premium Received
Indices	$(42,095)

Total options premium received	$(42,095	)****

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

December 31, 2010
Assets
Futures Contracts
Currencies	$9,644,271
Energy	1,844,471
Grains	6,777,945
Indices	1,799,439
Interest Rates U.S.	204,140
Interest Rates Non-U.S.	455,439
Livestock	440,768
Metals	5,063,713
Softs	1,906,919

Total unrealized appreciation on open futures contracts	$28,137,105

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

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

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2011, 2010 and 2009.

Sector	2011		2010		2009

Currencies	$522,432		$29,698,244		$(3,376,768)
Energy	1,964,631		(13,842,877)		(8,697,471)
Grains	(4,917,914)		12,296,993		1,313,879
Indices	(14,405,969)		(2,685,317)		(11,148,536)
Interest Rates U.S.	31,680,751		33,533,117		(3,881,924)
Interest Rates Non-U.S.	45,040,584		33,093,365		(1,931,326)
Livestock	(593,735)		28,404		1,189,446
Lumber	—		—		(4,378)
Metals	14,687,201		26,377,845		2,572,570
Softs	5,701,585		3,696,979		(1,068,956)

Total	$79,679,566	*****	$122,196,753	*****	$(25,033,464	)*****

*****	This amount is in “Total trading results” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

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

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$215.80	$331.10	$(97.03)
Interest income	0.70	2.12	1.51
Expenses**	(0.28)	(0.34)	(0.17)

Increase (decrease) for the year	216.22	332.88	(95.69)
Distribution of interest income to feeder funds	(0.70)	(2.12)	(1.51)
Net asset value per unit, beginning of year	2,254.82	1,924.06	2,021.26

Net asset value per unit, end of year	$2,470.34	$2,254.82	$1,924.06

*	Includes clearing fees.
**	Excludes clearing fees.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

	2011		2010		2009
Ratios to average net assets:
Net investment income (loss)***	(0.0	)%****	0.0	%****	0.0	%****

Operating expenses	0.1%		0.1%		0.1%

Total return	9.6%		17.3%		(4.7)%

***	Interest income less total expenses.
****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2011

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

Selected unaudited quarterly financial data for Winton Master for the years ended December 31, 2011 and 2010 are summarized below.

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$3,481,411	$65,463,536	$(11,778,867)	$22,310,814
Net income (loss)	$3,452,981	$65,442,094	$(11,796,566)	$22,280,817
Increase (decrease) in net asset value per unit	$10.22	$184.94	$(35.36)	$56.42

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$41,770,790	$26,142,443	$22,188,206	$32,224,553
Net income (loss)	$41,730,356	$26,114,191	$22,152,876	$32,207,188
Increase (decrease) in net asset value per unit	$108.12	$70.15	$62.00	$92.61

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” During the year ended December 31, 2011, CGM earned $9,261,975 in brokerage fees from the Partnership. Management fees of $3,368,110 were earned by the Advisor for the year ended December 31, 2011. Administrative fees of $1,048,624 were earned by the General Partner for the year ended December 31, 2011. Incentive fees of $948,965 were earned by the Advisor for the year ended December 31, 2011. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
Class Z General Partner unit equivalents	General Partner	2,212.7189	1.1%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2011 and 2010 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$70,400
2010	$60,700

(2) Audit-Related Fees. None.

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$25,850
2010	$21,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the year ended December 31, 2011, 2010 and 2009.

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

(e)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

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

(b)

Amended and Restated Management Agreement dated April 29, 2011 by and among the Partnership, Ceres Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10.2 to the Form 8-K filed May 2, 2011 and incorporated herein by reference).

(c)	Letter from the General Partner extending Management Agreement with Winton Capital Management Limited for 2011, dated June 1, 2011 (filed herein).

(d)

Amendment to the Management Agreement dated January 1, 2012 by and among the Partnership, Ceres Managed Futures LLC and Winton Capital Management Limited (filed as Exhibit 10.1 to the Form 8-K filed January 6, 2012 and incorporated herein by reference).

10.3

Agency Agreement between the Partnership, Citigroup Managed Futures LLC and Citigroup Global Markets Inc., dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.4	Form of Subscription Agreement for Credit Suisse Securities LLC (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Form of Subscription Agreement for Morgan Stanley Smith Barney LLC (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Joinder Agreement among the General Partner, Citigroup Global Markets Inc., and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.7	Form of Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc., and Credit Suisse Securities, (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Form 10-Q, filed on November 14, 2011 and incorporated herein by reference).

16.1	Letter dated July 23, 2009 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to the Form 8-K, filed on July 23, 2009 and incorporated herein by reference).

16.2	Letter dated June 26, 2008 from KPMG LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to the Form 8-K, filed on July 1, 2008 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

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

Walter Davis, President & Director Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Walter Davis	Colbert Narcisse	Patrick T. Egan
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012	Date: March 30, 2012

/s/ Brian Centner	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu
Brian Centner	Douglas J. Ketterer	Alper Daglioglu
Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC Date: March 30, 2012	Director Ceres Managed Futures LLC Date: March 30, 2012
Date: March 30, 2012

/s/ Ian Bernstein	/s/ Harry Handler
Ian Bernstein	Harry Handler
Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.