Form 10-Q
period 2012-03-31
Abingdon Futures Fund LP
filed 2012-05-15
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes     No X

As of April 30, 2012, there were 198,144.0696 Limited Partnership Redeemable Units of Class A outstanding, 11,515.2020 Limited Partnership Redeemable Units of Class D outstanding and 566.2369 Limited Partnership Redeemable Units of Class Z outstanding.

ABINGDON FUTURES FUND L.P.

FORM 10-Q

INDEX

Page Number

PART I - Financial Information:

	Item 1.	Financial Statements:

		Statements of Financial Condition at March 31, 2012 (unaudited) and December 31, 2011	3

		Statements of Income and Expenses for the three months ended March 31, 2012 and 2011 (unaudited)	4

		Statements of Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 (unaudited)	5

		Notes to Financial Statements, including the Financial Statements of CMF Winton Master L.P. (unaudited)	6 – 19

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23 – 24

	Item 4.	Controls and Procedures	25

PART II - Other Information			26 – 28
Exhibits
EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification
EX - 32.2	Certification

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Abingdon Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Investment in Master, at fair value	$246,675,011	$239,855,276
Cash	318,080	169,845

Total assets	$246,993,091	$240,025,121

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$892,186	$866,663
Management fees	307,344	298,777
Administrative fees	102,448	99,592
Other	225,426	136,650
Redemptions payable	3,019,015	1,555,303

Total liabilities	4,546,419	2,956,985

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at March 31, 2012 and December 31, 2011)	0	0
General Partner, Class D, (0.0000 unit equivalents outstanding at March 31, 2012 and December 31, 2011)	0	0
General Partner, Class Z, (2,508.9070 and 2,212.7189 unit equivalents outstanding at March 31, 2012 and December 31, 2011)	2,498,997	2,241,197
Limited Partners, Class A, (196,955.4159 and 187,655.6606 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively)	227,823,312	222,607,691
Limited Partners, Class D, (11,453.7739 Redeemable Units outstanding at March 31, 2012 and December 31, 2011)	11,560,353	11,777,664
Limited Partners, Class Z, (566.2369 and 435.9665 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively)	564,010	441,584

Total partners’ capital	242,446,672	237,068,136

Total liabilities and partners’ capital	$246,993,091	$240,025,121

Class A, net asset value per unit	$1,156.73	$1,186.26

Class D, net asset value per unit	$1,009.31	$1,028.28

Class Z, net asset value per unit	$996.05	$1,012.87

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Income:
Interest income allocated from Master	$20,130	$34,037

Expenses:
Expenses allocated from Master	68,595	30,709
Brokerage fees	2,683,213	2,009,476
Management fees	924,742	888,959
Administrative fees	308,247	222,239
Other	136,094	72,292

Total expenses	4,120,891	3,223,675

Net investment income (loss)	(4,100,761)	(3,189,638)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	3,764,991	6,739,094
Change in net unrealized gains (losses) on open contracts allocated from Master	(5,834,346)	(2,403,258)

Net trading gain (loss) allocated from Master	(2,069,355)	4,335,836

Net income (loss)	(6,170,116)	1,146,198

Net income (loss) allocation from Master
Class A	(5,901,084)	1,146,198

Class D	(217,311)	—

Class Z	(51,721)	—

Net asset value per redeemable unit
Class A (196,955.4159 and 151,127.3016 units outstanding at March 31, 2012 and 2011, respectively)	$1,156.73	$1,171.53

Class D (11,453.7739 units outstanding at March 31, 2012 )	$1,009.31	$—

Class Z (3,075.1439 units outstanding at March 31, 2012 )	$996.05	$—

Net income (loss) per redeemable unit*
Class A	$(29.53)	$7.86

Class D	$(18.97)	$—

Class Z	$(16.82)	$—

Weighted average units outstanding
Class A	196,854.8120	151,700.3311

Class D	11,453.7739	—

Class Z	3,075.1439	—

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Partner’s Capital, December 31, 2011	$222,607,691	187,655.6606	$11,777,664	11,453.7739	$2,682,781	2,648.6854	$237,068,136	201,758.1199
Subscriptions—Limited Partners	17,453,303	14,697.9048	0	0	131,947	130.2704	17,585,250	14,828.1752
Subscriptions—General Partner	0	0	0	0	300,000	296.1881	300,000	296.1881
Net income (loss)	(5,901,084)	0	(217,311)	0	(51,721)	0	(6,170,116)	0
Redemptions—Limited Partners	(6,336,598)	(5,398.1495)	0	0	0	0	(6,336,598)	(5,398.1495)

Partners’ Capital, March 31, 2012	$227,823,312	196,955.4159	$11,560,353	11,453.7739	$3,063,007	3,075.1439	$242,446,672	211,484.3337

Partner’s Capital, December 31, 2010	$157,857,693	135,654.7055	$0	0	$0	0	$157,857,693	135,654.7055
Subscriptions—Limited Partners	30,851,703	26,417.3396	0	0	0	0	30,851,703	26,417.3396
Net income (loss)	1,146,198	0	0	0	0	0	1,146,198	0
Redemptions—Limited Partners	(12,806,130)	(10,944.7435)	0	0	0	0	(12,806,130)	(10,944.7435)

Partners’ Capital, March 31, 2011	$177,049,464	151,127.3016	$0	0	$0	0	$177,049,464	151,127.3016

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

1. General:

Abingdon Futures Fund L.P. (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership through its investment in the Master (as defined below), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets (“CGM”), the commodity broker and selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

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

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Unites were first issued on April 1, 2011, and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z Units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A Units, Class D Units, and Class Z Units are identical, except that Class D Units subject to a monthly commission fee equal to 1/12th of 1.875% (a 1.875% annual rate) of the Net Assets of Class D as of the ending of each month, and Class Z Units are subject to a monthly commission fee equal to 1/12th of 1.125% (a 1.125% annual rate) of the Net Assets of Class Z as of the ending of each month which differs from the Class A monthly commission fee of 1/12th of 4.5% (a 4.5% annual rate) of the net assets of Class A.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2012.

At March 31, 2012 and December 31, 2011, the Partnership owned approximately 30.2% and 29.2%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of their capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Equity in trading account:
Cash	$712,968,513	$743,904,052
Cash margin	106,280,305	61,613,736
Net unrealized appreciation on open futures contracts	785,562	15,688,785
Net unrealized appreciation on open forward contracts	—	1,153,132
Options purchased, at fair value (cost $61,835 and $52,300 at March 31, 2012 and December 31, 2011, respectively)	29,324	18,204

Total assets	$820,063,704	$822,377,909

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$2,979,160	$—
Options premium received, at fair value (premium $128,365 and $107,195 at March 31, 2012 and December 31, 2011, respectively)	71,100	42,095
Accrued expenses:
Professional fees	58,419	62,038

Total liabilities	3,108,679	104,133

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2012 and December 31, 2011	0	0
Limited Partners, 333,515.3292 and 332,858.7283 units outstanding at March 31, 2012 and December 31, 2011, respectively	816,955,025	822,273,776

Total liabilities and partners’ capital	$820,063,704	$822,377,909

Net asset value per unit	$2,449.53	$2,470.34

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	3,961	$(1,054,115)	(0.13)%
Energy	1,950	(4,127,999)	(0.51)
Grains	1,413	1,941,291	0.24
Indices	6,806	4,712,437	0.58
Interest Rates U.S.	8,178	(1,393,503)	(0.17)
Interest Rates Non-U.S.	9,085	1,998,164	0.25
Livestock	78	(48,380)	(0.01)
Metals	299	(232,498)	(0.03)
Softs	387	(189,102)	(0.02)

Total futures contracts purchased		1,606,295	0.20

Futures Contracts Sold
Currencies	2,560	(3,042,256)	(0.37)
Energy	464	1,944,580	0.24
Grains	1,264	(792,210)	(0.10)
Indices	4	3,300	0.00 *
Interest Rates U.S.	308	(45,329)	(0.01)
Interest Rates Non-U.S.	935	(197,693)	(0.02)
Livestock	382	875,788	0.11
Softs	678	433,087	0.05

Total futures contracts sold		(820,733)	(0.10)

Unrealized Appreciation on Open Forward Contracts
Currencies	$156,948,292	428,572	0.05
Metals	772	2,616,285	0.32

Total unrealized appreciation on open forward contracts		3,044,857	0.37

Unrealized Depreciation on Open Forward Contracts
Currencies	$340,165,113	(1,322,952)	(0.16)
Metals	1,037	(4,701,065)	(0.58)

Total unrealized depreciation on open forward contracts		(6,024,017)	(0.74)

Options Purchased
Puts
Indices	90	29,324	0.01

Total options purchased		29,324	0.01

Options Premium Received
Puts
Indices	90	(71,100)	(0.01)

Net options premium received		(71,100)	(0.01)

Net fair value		$(2,235,374)	(0.27)%

*	Due to rounding.

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$77,882	$203,136

Expenses:
Clearing fees	205,013	126,854
Professional fees	23,013	29,997

Total expenses	228,026	156,851

Net investment income (loss)	(150,144)	46,285

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	12,454,683	34,373,975
Change in net unrealized gains (losses) on open contracts	(19,041,765)	(12,139,443)

Total trading results	(6,587,082)	22,234,532

Net income (loss)	(6,737,226)	22,280,817
Subscriptions — Limited Partners	27,497,877	78,593,342
Redemptions — Limited Partners	(26,001,520)	(46,304,471)
Distribution of interest income to feeder funds	(77,882)	(203,136)

Net increase (decrease) in Partners’ Capital	(5,318,751)	54,366,552
Partners’ Capital, beginning of period	822,273,776	883,719,871

Partners’ Capital, end of period	$816,955,025	$938,086,423

Net asset value per unit (333,515.3292 and 405,970.1565 units outstanding at March 31, 2012 and 2011, respectively)	$2,449.53	$2,310.73

Net income (loss) per unit *	$(20.58)	$56.42

Weighted average units outstanding	335,823.4025	404,074.2195

*	Based on changes in net asset value per unit.

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for each Class for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012			2011
	Class A	Class D	Class Z	Class A
Net realized and unrealized gains (losses)*	$(23.05)	$(13.34)	$(11.26)	$15.47
Interest income allocated from Master	0.09	0.09	0.09	0.23
Expenses **	(6.57)	(5.72)	(5.65)	(7.84)

Increase (decrease) for the period	(29.53)	(18.97)	(16.82)	7.86
Net asset value per unit, beginning of period	1,186.26	1,028.28	1,012.87	1,163.67

Net asset value per unit, end of period	$1,156.73	$1,009.31	$996.05	$1,171.53

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended March 31,
	2012			2011
	Class A	Class D	Class Z	Class A***
Ratios to Average Net Assets:****
Net investment income (loss)	(7.0)%	(4.2)%	(3.7)%	(7.6)%
Incentive fees	—%	—%	—%	—%

Net investment income (loss) before incentive fees *****	(7.0)%	(4.2)%	(3.7)%	(7.6)%

Operating expenses	7.0%	4.2%	3.7%	7.7%
Incentive fees	—%	—%	—%	—%

Total expenses and incentive fees	7.0%	4.2%	3.7%	7.7%

Total return:
Total return before incentive fees	(2.5)%	(1.8)%	(1.7)%	0.7%
Incentive fees	—%	—%	—%	—%

Total return after incentive fees	(2.5)%	(1.8)%	(1.7)%	0.7%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.

****	Annualized (other than incentive fees).

*****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average net assets.

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2012	2011

Net realized and unrealized gains (losses) *	$(20.74)	$55.98
Interest income	0.23	0.51
Expenses **	(0.07)	(0.07)

Increase (decrease) for the period	(20.58)	56.42
Distribution of interest income to feeder funds	(0.23)	(0.51)
Net asset value per unit, beginning of period	2,470.34	2,254.82

Net asset value per unit, end of period	$2,449.53	$2,310.73

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,
	2012	2011

Ratios to average net assets:***
Net investment income (loss)****	(0.1)%	0.0	%*****

Operating expenses	0.1%	0.1%

Total return	(0.8)%	2.5%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master-feeder” structure. The Partnership’s pro rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet”, have been met.

Brokerage fees are calculated as a percentage of the adjusted net asset value per class on the last day of each month and are affected by trading performance, subscriptions and redemptions.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2012 and 2011 were 42,996 and 18,745, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2012 and 2011 were 2,629 and 1,140, respectively. The monthly average notional values of currency forward contracts during the three months ended March 31, 2012 and 2011 were $454,770,826 and $157,423,912, respectively. The monthly average number of options contracts traded during the three months ended March 31, 2012 and 2011 were 177 and 162, respectively.

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of March 31, 2012 and December 31, 2011.

	March 31, 2012
Assets
Futures Contracts
Currencies	$1,598,377
Energy	2,096,332
Grains	2,247,072
Indices	8,824,738
Interest Rates U.S.	296,138
Interest Rates Non-U.S.	2,639,229
Livestock	880,058
Metals	461,142
Softs	699,318

Total unrealized appreciation on open futures contracts	$19,742,404

Liabilities
Futures Contracts
Currencies	$(5,694,748)
Energy	(4,279,751)
Grains	(1,097,991)
Indices	(4,109,001)
Interest Rates U.S.	(1,734,970)
Interest Rates Non-U.S.	(838,758)
Livestock	(52,650)
Metals	(693,640)
Softs	(455,333)

Total unrealized depreciation on open futures contracts	$(18,956,842)

Net unrealized appreciation on open futures contracts	$785,562	*

	March 31, 2012
Assets
Forward Contracts
Currencies	$428,572
Metals	2,616,285

Total unrealized appreciation on open forward contracts	$3,044,857

Liabilities
Forward Contracts
Currencies	$(1,322,952)
Metals	(4,701,065)

Total unrealized depreciation on open forward contracts	$(6,024,017)

Net unrealized depreciation on open forward contracts
	$(2,979,160	)**

Assets
Options Purchased
Indices	$29,324

Total options purchased	$29,324	***

Liabilities
Options Premium Received
Indices	$(71,100)

Total options premium received	$(71,100	)****

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
Sector	2012		2011
Currencies	$(29,151,341)		$(849,368)
Energy	13,438,894		13,818,350
Grains	(2,135,903)		1,224,065
Indices	25,484,548		5,485,757
Interest Rates U.S.	(6,233,232)		(4,086,218)
Interest Rates Non-U.S.	621,338		261,695
Livestock	515,618		208,880
Metals	(6,440,822)		2,777,281
Softs	(2,686,182)		3,394,090

Total	$(6,587,082	)*****	$22,234,532	*****

*****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses.

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$246,675,011	$—	$246,675,011	$—

Net fair value	$246,675,011	$—	$246,675,011	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$239,855,276	$—	$239,855,276	$—

Net fair value	$239,855,276	$—	$239,855,276	$—

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

March 31, 2012

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$19,742,404	$19,742,404	$—	$—
Forwards	3,044,857	2,616,285	428,572	—
Options purchased	29,324	29,324	—	—

Total Assets	22,816,585	22,388,013	428,572	—

Liabilities
Futures	$18,956,842	$18,956,842	$—	$—
Forwards	6,024,017	4,701,065	1,322,952	—
Options premium received	71,100	71,100	—	—

Total Liabilities	25,051,959	23,729,007	1,322,952	—

Net fair value	$(2,235,374)	$(1,340,994)	$(894,380)	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$24,525,313	$24,525,313	$—	$—
Forwards	4,317,435	3,802,144	515,291	—
Options purchased	18,204	18,204	—	—

Total Assets	28,860,952	28,345,661	515,291	—

Liabilities
Futures	$8,836,528	$8,836,528	$—	$—
Forwards	3,164,303	2,884,540	279,763	—
Options premium received	42,095	42,095	—	—

Total Liabilities	12,042,926	11,763,163	279,763	—

Net fair value	$16,818,026	$16,582,498	$235,528	$—

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.4% to 17.7% of the Partnership’s/Master’s contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

March 31, 2012

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

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

The Partnership values investments in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Abingdon Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Net Income (Loss) per unit. Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 2 “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and options. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2012.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. For the three months ended March 31, 2012, Partnership capital increased 2.3% from $237,068,136 to $242,446,672. This increase was attributable to subscriptions of 14,697.9048 Redeemable Units of Class A totaling $17,453,303 and subscriptions of 130.2704 Redeemable Units of Class Z totaling $131,947 and 296.1881 General Partner unit equivalents of Class Z totaling $300,000. This increase was partially offset by the redemptions of 5,398.1495 Redeemable Units of Class A totaling $6,336,598 coupled with the net loss from operations of $6,170,116. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2012, the Master’s capital decreased 0.6% from $822,273,776 to $816,955,025. This decrease was attributable to redemptions of 10,432.9324 units totaling $26,001,520, coupled with the net loss from operations of $6,737,226 and distribution of interest income to feeder funds totaling $77,882, which was partially offset by subscriptions of 11,089.5333 units totaling $27,497,877. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit for Class A decreased 2.5% from $1,186.26 to $1,156.73 as compared to an increase of 0.7% in the first quarter of 2011. During the Partnership’s first quarter of 2012, the net asset value per unit for Class D decreased 1.8% from $1,028.28 to $1,009.31. During the Partnership’s first quarter of 2012, the net asset value per unit for Class Z decreased 1.7% from $1,012.87 to $996.05. Class D and Class Z units were not offered by the Partnership in the first quarter of 2011. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $2,069,355. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. interest rates, metals and softs and were partially offset by gains in energy, indices, livestock and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $4,335,836. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in currencies and U.S. interest rates.

The most significant losses were incurred within the currency markets during February from short positions in the euro versus the U.S. dollar as the value of the euro rose on optimism Greece would receive a second bailout. Additional losses were recorded in this sector during February from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen declined amid an investor shift into riskier currency assets. Within the metals, losses were experienced primarily in January from short positions in aluminum and copper futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Smaller losses were incurred in this sector during February and March. Meanwhile, losses were incurred within the global interest rate sector during February and March from long positions in U.S. fixed-income futures as prices fell amid optimism that Greece would receive a second bailout and after the U.S. Federal Reserve upwardly revised the U.S. economic outlook. Additional losses were recorded within the agricultural complex during January and February from long positions in coffee futures as prices fell amid increased stockpiles.

A portion of the Partnership’s losses for the quarter was offset by gains recorded within the global stock index sector during January and February from long positions in U.S., Japanese, and European equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy. Additional gains were recorded in this sector during March. Within the energy markets, gains were recorded during January and March from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in Brent crude, RBOB (unleaded) gasoline, and gas oil as prices increased on concerns over inventory levels and rising tensions in the Middle East.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2012 decreased by $13,907, as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity n the Master’s account and upon interest rates over which the Partnership, the Master and CGM have no control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2012 increased by $673,737, as compared to the corresponding period in 2011. The increase in brokerage fees is due to higher average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2012 increased by $35,783, as compared to the corresponding period in 2011. The increase in management fees is due to higher average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2012 increased by $86,008, as compared to the corresponding period in 2011. The increase in administrative fees is due to higher average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees for the three months ended March 31, 2012 and 2011. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended March 31, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, the Master’s total capitalization was $816,955,025 and the Partnership owned approximately 30.2% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2012 was as follows:

March 31, 2012

			Three Months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$32,770,243	4.01%	$34,270,494	$8,078,809	$30,155,496
Energy	10,850,962	1.33%	11,050,143	2,085,790	8,719,757
Grains	2,361,564	0.29%	4,371,245	1,505,551	3,030,813
Indices	23,591,477	2.89%	30,512,453	8,217,059	23,631,762
Interest Rates U.S.	3,822,340	0.47%	10,629,550	539,209	6,638,528
Interest Rates Non-U.S.	11,844,253	1.44%	21,596,400	3,615,228	14,305,649
Livestock	451,200	0.06%	451,200	44,375	401,100
Lumber	19,500	0.00%**	21,000	1,500	13,000
Metals	6,863,837	0.84%	9,553,925	6,413,729	7,630,585
Softs	1,859,527	0.23%	2,551,922	463,289	1,919,370

Total	$94,434,903	11.56%

  * Average of month-end Values at Risk.

** Due to rounding.

As of December 31, 2011, the Master’s total capitalization was $822,273,776 and the Partnership owned approximately 29.2% of the Master. The Partnership invests substaintially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, there were subscriptions of 14,697.9048 Redeemable Units of Class A totaling $17,453,303, subscriptions of 130.2704 Redeemable Units of Class Z totaling $131,947 and 296.1881 General Partner unit equivalents of Class Z totaling $300,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption the General Partner relied on the fact that the Redeemable units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Class A of Number of Redeemable Units Purchased*	(b) Class A Average Price Paid per Redeemable Unit**	(c) Total Number Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	2,025.0439	$1,195.92	N/A	N/A
February 1, 2012 - February 29, 2012	763.1491	$1,173.81	N/A	N/A
March 1, 2012 - March 31, 2012	2,609.9565	$1,156.73	N/A	N/A
	5,398.1495	$1,173.85

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

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – None

Item 5. Other Information – None

Item 6. Exhibits

3.1	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

	(e)	Certificate of Amendment to Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	(a)	Third Amended and Restated Agreement of Limited Partnership, dated March 1, 2011 (filed as Exhibit 3.3(a) to the Form 10-Q filed on May 16, 2011 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership, the General Partner and CGM, dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.2	(a)	Amended and Restated Management Agreement between the Partnership, the General Partner and the Advisor, dated April 29, 2011 (filed as Exhibit 10.2 to the Form 8-K filed on May 2, 2011 and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with the Advisor for 2011, dated June 1, 2011 (filed as Exhibit 10.2(c) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.3		Agency Agreement between the Partnership, the General Partner and CGM, dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.4		Form of Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities, (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Form 10-Q, filed on November 14, 2011 and incorporated herein by reference).

10.5		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.7		Joinder Agreement among the General Partner, CMF, and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1	—	Section 1350 Certification (Certification of President and Director)

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABINGDON FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2012