Form 10-Q
period 2012-09-30
Abingdon Futures Fund LP
filed 2012-11-14
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes     No X

As of October 31, 2012, there were 183,633.6002 Limited Partnership Redeemable Units of Class A outstanding, 10,287.6586 Limited Partnership Redeemable Units of Class D outstanding and 666.7152 Limited Partnership Redeemable Units of Class Z outstanding.

ABINGDON FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Abingdon Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Investment in Master, at fair value	$224,649,649	$239,855,276
Cash	332,159	169,845

Total assets	$224,981,808	$240,025,121

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$810,840	$866,663
Management fees	279,980	298,777
Administrative fees	93,327	99,592
Other	187,316	136,650
Redemptions payable	3,141,572	1,555,303

Total liabilities	4,513,035	2,956,985

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at September 30, 2012 and December 31, 2011)	0	0
General Partner, Class D, (0.0000 unit equivalents outstanding at September 30, 2012 and December 31, 2011)	0	0
General Partner, Class Z, (2,508.9070 and 2,212.7189 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively)	2,385,644	2,241,197
Limited Partners, Class A, (190,083.2172 and 187,655.6606 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	206,376,575	222,607,691
Limited Partners, Class D, (11,535.0586 and 11,453.7739 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	11,072,590	11,777,664
Limited Partners, Class Z, (666.7152 and 435.9665 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	633,964	441,584

Total partners’ capital	220,468,773	237,068,136

Total liabilities and partners’ capital	$224,981,808	$240,025,121

Class A, net asset value per unit	$1,085.72	$1,186.26

Class D, net asset value per unit	$959.91	$1,028.28

Class Z, net asset value per unit	$950.87	$1,012.87

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income:
Interest income allocated from Master	$28,607	$6,513	$75,369	$47,957

Expenses:
Expenses allocated from Master	64,102	38,460	208,447	101,930
Brokerage fees	2,544,841	2,463,147	7,864,363	6,719,550
Management fees	878,180	841,786	2,711,212	2,494,608
Administrative fees	292,727	280,596	903,737	757,456
Incentive fees	0	948,965	0	948,965
Other	32,274	59,423	246,009	212,224

Total expenses	3,812,124	4,632,377	11,933,768	11,234,733

Net investment income (loss)	(3,783,517)	(4,625,864)	(11,858,399)	(11,186,776)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	(1,026,726)	14,556,945	(7,187,503)	22,719,113
Change in net unrealized gains (losses) on open contracts allocated from Master	4,848,391	2,560,679	(1,826,013)	(5,017,313)

Total trading results allocated from Master	3,821,665	17,117,624	(9,013,516)	17,701,800

Net income (loss)	38,148	12,491,760	(20,871,915)	6,515,024

Net income (loss) allocated from Master
Class A	(44,665)	11,833,113	(19,889,721)	6,269,043

Class D	60,638	656,353	(787,074)	243,687

Class Z	22,175	2,294	(195,120)	2,294

Net asset value per redeemable unit
Class A (190,083.2172 and 175,514.3238 units outstanding at September 30, 2012 and 2011, respectively)	$1,085.72	$1,201.33	$1,085.72	$1,201.33

Class D (11,535.0586 and 10,467.2498 units outstanding at September 30, 2012 and 2011, respectively)	$959.91	$1,034.51	$959.91	$1,034.51

Class Z (3,175.6222 and 269.4696 units outstanding at September 30, 2012 and 2011, respectively)	$950.87	$1,017.10	$950.87	$1,017.10

Net income (loss) per redeemable unit*
Class A	$(1.19)	$67.03	$(100.54)	$37.66

Class D	$5.26	$62.71	$(68.37)	$34.51

Class Z	$6.98	$17.10	$(62.00)	$17.10

Weighted average units outstanding
Class A	195,158.8422	177,488.8320	197,742.0184	165,310.6803

Class D	11,535.0586	10,467.2498	11,503.5511	9,387.2231

Class Z	3,175.6222	231.3814	3,119.8009	231.3814

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partner’s Capital, December 31, 2011	$222,607,691	187,655.6606	$11,777,664	11,453.7739	$2,682,781	2,648.6854	$237,068,136	201,758.1199
Subscriptions—Limited Partners	38,279,985	32,941.0734	82,000	81.2847	231,947	230.7487	38,593,932	33,253.1068
Subscriptions—General Partner	0	0	0	0	300,000	296.1881	300,000	296.1881
Net income (loss)	(19,889,721)	0	(787,074)	0	(195,120)	0	(20,871,915)	0
Redemptions—Limited Partners	(34,621,380)	(30,513.5168)	0	0	0	0	(34,621,380)	(30,513.5168)

Partners’ Capital, September 30, 2012	$206,376,575	190,083.2172	$11,072,590	11,535.0586	$3,019,608	3,175.6222	$220,468,773	204,793.8980

Partner’s Capital, December 31, 2010	$157,857,693	135,654.7055	$0	$0	$0	$0	$157,857,693	135,654.7055
Subscriptions—Limited Partners	76,523,895	65,168.9096	10,584,785	10,467.2498	346,031	342.4696	87,454,711	75,978.6290
Net income (loss)	6,269,043	0	243,687	0	2,294	0	6,515,024	0
Redemptions—Limited Partners	(29,800,633)	(25,309.2913)	0	0	(74,248)	(73.0000)	(29,874,881)	(25,382.2913)

Partners’ Capital, September 30, 2011	$210,849,998	175,514.3238	$10,828,472	10,467.2498	$274,077	269.4696	$221,952,547	186,251.0432

See accompanying notes to financial statements.

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets (“CGM”), the commodity broker and selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

On February 1, 2007, the Partnership allocated substantially all of its capital to the CMF Winton Master L.P. (the “Master”), a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master was formed in order to permit accounts managed by Winton Capital Management Limited (the “Advisor”) using the Diversified Program without Equities (formerly the Diversified Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2012.

At September 30, 2012 and December 31, 2011, the Partnership owned approximately 29.1% and 29.2%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of their capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2012 and 2011 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Equity in trading account:
Cash	$636,104,943	$743,904,052
Cash margin	126,816,747	61,613,736
Net unrealized appreciation on open futures contracts	16,207,968	15,688,785
Net unrealized appreciation on open forward contracts	0	1,153,132
Options purchased, at fair value (cost $61,940 and $52,300 at September 30, 2012 and December 31, 2011, respectively)	86,525	18,204

Total assets	$779,216,183	$822,377,909

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$5,716,054	$—
Options premium received, at fair value (premium $127,630 and $107,195 at September 30, 2012 and December 31, 2011, respectively)	187,540	42,095
Accrued expenses:
Professional fees	24,709	62,038

Total liabilities	5,928,303	104,133

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2012 and December 31, 2011	0	0
Limited Partners, 325,491.7861 and 332,858.7283 units outstanding at September 30, 2012 and December 31, 2011, respectively	773,287,880	822,273,776

Total liabilities and partners’ capital	$779,216,183	$822,377,909

Net asset value per unit	$2,375.75	$2,470.34

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	7,169	$590,307	0.08%
Energy	780	552,666	0.07
Grains	3,282	(1,513,486)	(0.20)
Indices	7,304	(7,862,986)	(1.02)
Interest Rates U.S.	23,040	12,099,655	1.56
Interest Rates Non-U.S.	17,715	12,359,657	1.60
Livestock	69	(24,550)	(0.00)*
Metals	582	1,055,185	0.14
Softs	1,003	(313,809)	(0.04)

Total futures contracts purchased		16,942,639	2.19

Futures Contracts Sold
Currencies	1,474	406,144	0.05
Energy	656	(1,336,270)	(0.17)
Grains	17	9,700	0.00 *
Indices	174	(61,326)	(0.01)
Interest Rates Non-U.S.	160	(43,398)	(0.01)
Livestock	394	323,958	0.04
Metals	1	(865)	(0.00)*
Softs	266	(32,614)	(0.00)*

Total futures contracts sold		(734,671)	(0.10)

Unrealized Appreciation on Open Forward Contracts
Currencies	$319,731,946	1,270,878	0.17
Metals	620	2,562,125	0.33

Total unrealized appreciation on open forward contracts		3,833,003	0.50

Unrealized Depreciation on Open Forward Contracts
Currencies	$147,828,031	(1,590,691)	(0.21)
Metals	1,157	(7,958,366)	(1.03)

Total unrealized depreciation on open forward contracts		(9,549,057)	(1.24)

Options Purchased
Puts
Indices	131	86,525	0.01

Total options purchased		86,525	0.01

Options Premium Received
Puts
Indices	131	(187,540)	(0.02)

Net options premium received		(187,540)	(0.02)

Net fair value		$10,390,899	1.34%

*	Due to rounding.

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$114,220	$29,007	$295,519	$271,152

Expenses:
Clearing fees	201,630	123,164	640,461	374,961
Professional fees	17,200	21,442	58,318	69,138

Total expenses	218,830	144,606	698,779	444,099

Net investment income (loss)	(104,610)	(115,599)	(403,260)	(172,947)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(3,430,240)	54,296,749	(23,672,177)	95,430,492
Change in net unrealized gains (losses) on open contracts	16,318,197	11,260,944	(6,416,332)	(19,331,200)

Total trading results	12,887,957	65,557,693	(30,088,509)	76,099,292

Net income (loss)	12,783,347	65,442,094	(30,491,769)	75,926,345
Subscriptions — Limited Partners	26,675,039	14,891,020	100,603,102	208,090,998
Redemptions — Limited Partners	(48,074,405)	(85,791,657)	(118,801,710)	(337,449,728)
Distribution of interest income to feeder funds	(114,220)	(29,007)	(295,519)	(271,152)

Net increase (decrease) in Partners’ Capital	(8,730,239)	(5,487,550)	(48,985,896)	(53,703,537)
Partners’ Capital, beginning of period	782,018,119	835,503,884	822,273,776	883,719,871

Partners’ Capital, end of period	$773,287,880	$830,016,334	$773,287,880	$830,016,334

Net asset value per unit (325,491.7861 and 337,386.9452 units outstanding at September 30, 2012 and 2011, respectively)	$2,375.75	$2,460.13	$2,375.75	$2,460.13

Net income (loss) per unit *	$36.20	$184.94	$(93.69)	$206.00

Weighted average units outstanding	334,093.2097	360,300.0339	336,633.4537	394,312.7407

*	Based on changes in net asset value per unit.

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for each Class for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,					For the period August 1, 2011 (commencement of operations) to September 30,
	2012			2011		2011
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$4.47	$10.25	$11.93	$78.35	$73.96	$24.91
Interest income allocated from Master	0.14	0.12	0.12	0.03	0.03	0.02
Expenses **	(5.80)	(5.11)	(5.07)	(11.35)	(11.28)	(7.83)

Increase (decrease) for the period	(1.19)	5.26	6.98	67.03	62.71	17.10
Net asset value per unit, beginning of period	1,086.91	954.65	943.89	1,134.30	971.80	1,000.00

Net asset value per unit, end of period	$1,085.72	$959.91	$950.87	$1,201.33	$1,034.51	$1,017.10

	Nine Months Ended September 30,				For the period April 1, 2011 (commencement of operations) to September 30,	For the period August 1, 2011 (commencement of operations) to September 30,
	2012			2011	2011	2011
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$(82.48)	$(52.56)	$(46.37)	$63.14	$54.32	$24.91
Interest income allocated from Master	0.35	0.31	0.31	0.30	0.06	0.02
Expenses **	(18.41)	(16.12)	(15.94)	(25.78)	(19.87)	(7.83)

Increase (decrease) for the period	(100.54)	(68.37)	(62.00)	37.66	34.51	17.10
Net asset value per unit, beginning of period	1,186.26	1,028.28	1,012.87	1,163.67	1,000.00	1,000.00

Net asset value per unit, end of period	$1,085.72	$959.91	$950.87	$1,201.33	$1,034.51	$1,017.10

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended September 30,					For the period August 1, 2011 (commencement of operations) to September 30,
	2012			2011		2011
	Class A	Class D	Class Z	Class A***	Class D***	Class Z***
Ratios to Average Net Assets:****
Net investment income (loss)	(6.8)%	(4.0)%	(3.3)%	(7.3)%	(4.7)%	(4.8)%
Incentive fees	—%	—%	—%	0.4%	0.6%	0.3%

Net investment income (loss) before incentive fees*****	(6.8)%	(4.0)%	(3.3)%	(6.9)%	(4.1)%	(4.5)%

Operating expenses	6.8%	4.1%	3.3%	6.9%	4.1%	4.5%
Incentive fees	—%	—%	—%	0.4%	0.6%	0.3%

Total expenses and incentive fees	6.8%	4.1%	3.3%	7.3%	4.7%	4.8%

Total return:
Total return before incentive fees	(0.1)%	0.6%	0.7%	6.4%	7.1%	1.9%
Incentive fees	—%	—%	—%	(0.5)%	(0.6)%	(0.2)%

Total return after incentive fees	(0.1)%	0.6%	0.7%	5.9%	6.5%	1.7%

	Nine Months Ended September 30,				For the period April 1, 2011 (commencement of operations) to September 30,	For the period August 1, 2011 (commencement of operations) to September 30,
	2012			2011	2011	2011
	Class A	Class D	Class Z	Class A***	Class D***	Class Z***
Ratios to Average Net Assets:****
Net investment income (loss)	(6.9)%	(4.1)%	(3.7)%	(7.6)%	(5.1)%	(4.8)%
Incentive fees	—%	—%	—%	0.5%	0.7%	0.3%

Net investment income (loss) before incentive fees *****	(6.9)%	(4.1)%	(3.7)%	(7.1)%	(4.4)%	(4.5)%

Operating expenses	6.9%	4.1%	3.7%	7.2%	4.4%	4.5%
Incentive fees	—%	—%	—%	0.5%	0.7%	0.3%

Total expenses and incentive fees	6.9%	4.1%	3.7%	7.7%	5.1%	4.8%

Total return:
Total return before incentive fees	(8.5)%	(6.6)%	(6.1)%	3.7%	4.0%	1.9%
Incentive fees	—%	—%	—%	(0.5)%	(0.5)%	(0.2)%

Total return after incentive fees	(8.5)%	(6.6)%	(6.1)%	3.2%	3.5%	1.7%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.

****	Annualized (other than incentive fees).

*****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average net assets.

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net realized and unrealized gains (losses) *	$35.89	$184.93	$(94.42)	$205.50
Interest income	0.36	0.08	0.90	0.69
Expenses **	(0.05)	(0.07)	(0.17)	(0.19)

Increase (decrease) for the period	36.20	184.94	(93.69)	206.00
Distribution of interest income to feeder funds	(0.36)	(0.08)	(0.90)	(0.69)
Net asset value per unit, beginning of period	2,339.91	2,275.27	2,470.34	2,254.82

Net asset value per unit, end of period	$2,375.75	$2,460.13	$2,375.75	$2,460.13

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Ratios to average net assets:***
Net investment income (loss)****	(0.1)%	(0.1)%	(0.1)%	(0.0)	%*****

Operating expenses	0.1%	0.1%	0.1%	0.1%

Total return	1.5%	8.1%	(3.8)%	9.1%

***	Annualized.

****	Interest income less total expenses.

*****	Due to rounding.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2012 and 2011 were 59,630 and 25,856, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2012 and 2011 were 53,067 and 22,943, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2012 and 2011 were 2,121 and 936, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2012 and 2011 were 2,430 and 1,075, respectively. The average notional value of currency forward contracts during the three months ended September 30, 2012 and 2011 were $736,969,321 and $247,412,091, respectively. The average notional value of currency forward contracts during the nine months ended September 30, 2012 and 2011 were $629,831,504 and $201,875,966, respectively. The monthly average number of options contracts traded during the three months ended September 30, 2012 and 2011 were 228 and 111, respectively. The monthly average number of options contracts traded during the nine months ended September 30, 2012 and 2011 were 195 and 152, respectively.

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

	September 30, 2012
Assets
Futures Contracts
Currencies	$3,257,260
Energy	1,248,619
Grains	2,401,911
Indices	369,438
Interest Rates U.S.	12,553,792
Interest Rates Non-U.S.	13,287,437
Livestock	362,520
Metals	1,107,053
Softs	538,061

Total unrealized appreciation on open futures contracts	$35,126,091

Liabilities
Futures Contracts
Currencies	$(2,260,809)
Energy	(2,032,223)
Grains	(3,905,697)
Indices	(8,293,750)
Interest Rates U.S.	(454,137)
Interest Rates Non-U.S.	(971,178)
Livestock	(63,112)
Metals	(52,733)
Softs	(884,484)

Total unrealized depreciation on open futures contracts	$(18,918,123)

Net unrealized appreciation on open futures contracts	$16,207,968	*

Assets
Forward Contracts
Currencies	$1,270,878
Metals	2,562,125

Total unrealized appreciation on open forward contracts	$3,833,003

Liabilities
Forward Contracts
Currencies	$(1,590,691)
Metals	(7,958,366)

Total unrealized depreciation on open forward contracts	$(9,549,057)

Net unrealized depreciation on open forward contracts	$(5,716,054	)**

Assets
Options Purchased
Indices	$86,525

Total options purchased	$86,525	***

Liabilities
Options Premium Received
Indices	$(187,540)

Total options premium received	$(187,540	)****

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” on the Master’s Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Master’s Statements of Financial Condition.

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2012		2011		2012		2011
Currencies	$(4,124,505)		$(13,260,114)		$(43,793,680)		$(5,509,756)
Energy	(6,923,256)		(943,053)		(19,220,978)		4,226,611
Grains	4,490,124		(853,851)		(1,261,388)		(3,904,275)
Indices	3,410,644		(10,592,871)		(10,278,521)		(9,971,686)
Interest Rates U.S.	11,421,286		31,316,409		22,654,805		29,893,072
Interest Rates Non-U.S.	14,688,534		42,090,191		36,785,734		38,433,438
Livestock	201,428		(570,805)		981,009		(366,385)
Metals	(9,400,648)		16,842,243		(13,082,694)		18,812,339
Softs	(875,650)		1,529,544		(2,872,796)		4,485,934

Total	$12,887,957	*****	$65,557,693	*****	$(30,088,509	)*****	$76,099,292	*****

*****	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Abingdon Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$224,649,649	$—	$224,649,649	$—

Net fair value	$224,649,649	$—	$224,649,649	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$239,855,276	$—	$239,855,276	$—

Net fair value	$239,855,276	$—	$239,855,276	$—

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

September 30, 2012

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$35,126,091	$35,126,091	$—	$—
Forwards	3,833,003	2,562,125	1,270,878	—
Options purchased	86,525	86,525	—	—

Total Assets	39,045,619	37,774,741	1,270,878	—

Liabilities
Futures	$18,918,123	$18,918,123	$—	$—
Forwards	9,549,057	7,958,366	1,590,691	—
Options premium received	187,540	187,540	—	—

Total Liabilities	28,654,720	27,064,029	1,590,691	—

Net fair value	$10,390,899	$10,710,712	$(319,813)	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$24,525,313	$24,525,313	$—	$—
Forwards	4,317,435	3,802,144	515,291	—
Options purchased	18,204	18,204	—	—

Total Assets	28,860,952	28,345,661	515,291	—

Liabilities
Futures	$8,836,528	$8,836,528	$—	$—
Forwards	3,164,303	2,884,540	279,763	—
Options premium received	42,095	42,095	—	—

Total Liabilities	12,042,926	11,763,163	279,763	—

Net fair value	$16,818,026	$16,582,498	$235,528	$—

5.	Financial Instrument Risks:

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

September 30, 2012

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values investments in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and options. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. For the nine months ended September 30, 2012, Partnership capital decreased 7.0% from $237,068,136 to $220,468,773. This decrease was attributable to a net loss of $20,871,915, coupled with redemptions of 30,513.5168 Redeemable Units of Class A totaling $34,621,380. This decrease was partially offset by subscriptions of 32,941.0734 Redeemable Units of Class A totaling $38,279,985, subscriptions of 81.2847 Redeemable Units of Class D totaling $82,000 and subscriptions of 230.7487 Redeemable Units of Class Z totaling $231,947 and 296.1881 General Partner unit equivalents of Class Z totaling $300,000.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2012, the Master’s capital decreased 6.0% from $822,273,776 to $773,287,880. This decrease was attributable to redemptions of 48,276.4037 units totaling $118,801,710, coupled with the net loss of $30,491,769 and distribution of interest income to feeder funds totaling $295,519, which was partially offset by subscriptions of 40,909.4615 units totaling $100,603,102. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit for Class A decreased 0.1% from $1,086.91 to $1,085.72 as compared to an increase of 5.9% in the third quarter of 2011. During the Partnership’s third quarter of 2012, the net asset value per unit for Class D increased 0.6% from $954.65 to $959.91 as compared to an increase of 6.5% in the third quarter of 2011. During the Partnership’s third quarter of 2012, the net asset value per unit for Class Z increased 0.7% from $943.89 to $950.87 as compared to an increase of 1.7% in the third quarter of 2011. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $3,821,665. Gains were primarily attributable to the Master’s trading of commodity futures in grains, indices, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in currencies, energy, metals and softs. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $17,117,624. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates, metals and softs, and were partially offset by losses in currencies, energy, grains, indices and livestock.

During the third quarter of 2012, the most significant losses were incurred within the metals complex during September from short positions in aluminum, copper, and nickel futures as prices moved higher amid signs of increased infrastructure spending by the Chinese government. Within the energy markets, losses were recorded during July from short futures positions in crude oil and its related products as prices advanced on concern that instability in the Middle East will disrupt energy supplies. Losses were also experienced within the currency sector during August and September from short positions in the euro versus the U.S. dollar as the value of the euro advanced after German Chancellor Angela Merkel reiterated her commitment to working with the European Central Bank to resolve the euro-zone’s financial turmoil. A majority of the Partnership’s losses during the third quarter was offset by gains recorded in the global interest rate sector during July from long positions in European and U.S. fixed income futures as prices advanced on concern the global economic recovery is slowing. Within the agricultural complex, gains were achieved during July and August from long futures positions in the soybean complex and corn after prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. Gains were also experienced within the global stock index markets, primarily during September from long positions in U.S. equity index futures as prices rose after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit for Class A decreased 8.5% from $1,186.26 to $1,085.72 as compared to an increase of 3.2% during the nine months ended September 30, 2011. During the Partnership’s nine months ended September 30, 2012, the net asset value per unit for Class D decreased 6.6% from $1,028.28 to $959.91 as compared to an increase of 3.5% during the nine months ended September 30, 2011. During the Partnership’s nine months ended September 30, 2012, the net asset value per unit for Class Z decreased 6.1% from $1,012.87 to $950.87 as compared to an increase of 1.7% during the nine months ended September 30, 2011. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2012 of $9,013,516. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals, softs and indices, and were partially offset by gains in U.S. and non-U.S. interest rates and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011 of $17,701,800. Gains were primarily attributable to the Master’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, metals and softs, and were partially offset by losses in currencies, grains, indices and livestock.

During the nine months ended September 30, 2012, the most significant losses were incurred within the currency markets during February from short positions in the euro as its value rose against the U.S. dollar on optimism Greece would receive a second bailout. Additional losses were recorded in this sector during February from long positions in the Japanese yen versus the U.S. dollar as the value of the yen declined amid an investor shift into riskier currency assets. During August and September, short positions in the euro versus the U.S. dollar resulted in losses as the value of the euro advanced after German Chancellor Angela Merkel reiterated her commitment to working with the European Central Bank to resolve the euro-zone’s financial turmoil. Within energies, losses were incurred during May from long futures positions in crude oil and its related products as prices declined after stockpiles rose in the U.S. Within the metals markets, losses were recorded during June from short positions in gold futures as prices declined after the U.S. Federal Reserve extended its bond-purchasing stimulus plan. Additional metals losses were experienced during September from short positions in aluminum, copper, and nickel futures as prices moved higher amid signs of increased infrastructure spending by the Chinese government. Within the global stock index markets, losses were experienced during April and May from long positions in U.S. and European equity index futures as prices declined amid an unexpected rise in the U.S. unemployment rate and weakening economic data from China and Europe. Additional losses were recorded during June from newly established short positions in European equity index futures as prices rose amid optimism about the containment of the European debt crisis. Losses were also experienced within the agricultural complex during May from long positions in soybean futures as prices fell amid favorable growing conditions in the U.S. During September, long futures positions in the soybean complex and corn resulted in additional losses as prices moved lower. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector during January from long positions in U.S. and European fixed income futures as prices advanced amid increased demand for the relative “safety” of government debt on mounting concern about the European sovereign debt crisis. Additional gains were recorded in these markets during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern central banks and politicians are failing to contain the European debt crisis. During July, further gains were experienced from long positions in European and U.S. fixed income futures as prices advanced on concern the global economic recovery is slowing.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2012 increased by $22,094 and $27,412, respectively, as compared to the corresponding periods in 2011. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Brokerage fees are calculated as a percentage of the adjusted net asset value per class on the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2012 increased by $81,694 and $1,144,813, respectively, as compared to the corresponding periods in 2011. The increase in brokerage fees is due to higher net assets per class during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2012 increased by $36,394 and $216,604, respectively, as compared to the corresponding periods in 2011. The increase in management fees is due to higher net assets per class during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2012 increased by $12,131 and $146,281, respectively, as compared to the corresponding periods in 2011. The increase in administrative fees is due to higher net assets per class during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees for the three and nine months ended September 30, 2012. Trading performance for the three and nine months ended September 30, 2011 resulted in incentive fees of $948,965. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, the Master’s total capitalization was $773,287,880 and the Partnership owned approximately 29.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2012 was as follows:

September 30, 2012

			Three Months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$34,190,052	4.42%	$34,827,068	$29,367,863	$32,782,808
Energy	4,444,303	0.58%	5,408,240	2,290,040	3,876,437
Grains	7,985,391	1.03%	8,043,023	5,816,299	7,107,620
Indices	25,066,468	3.24%	25,066,468	6,373,580	16,304,465
Interest Rates U.S.	12,862,800	1.66%	13,743,425	12,519,050	13,117,117
Interest Rates Non-U.S.	18,406,417	2.38%	19,637,084	17,185,649	18,409,717
Livestock	468,800	0.06%	474,550	426,615	461,695
Lumber	6,250	0.00%**	16,250	1,250	6,250
Metals	6,963,454	0.90%	11,535,119	5,176,271	8,139,101
Softs	1,793,839	0.23%	2,076,289	1,793,839	1,911,806

Total	$112,187,774	14.50%

*	Average of month-end values at Risk.
**	Due to rounding.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. CGM may establish reserves from time to time in connections with such actions. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, there were subscriptions of 5,587.7070 Redeemable Units of Class A totaling $6,228,771. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption the General Partner relied on the fact that the Redeemable units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Class A of Number of Redeemable Units Purchased*	(b) Class A Average Price Paid per Redeemable Unit**	(c) Total Number Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	1,961.8080	$1,155.13	N/A	N/A
August 1, 2012 - August 31, 2012	4,934.1030	$1,128.74	N/A	N/A
September 1, 2012 - September 30, 2012	2,893.5380	$1,085.72	N/A	N/A
	9,789.4490	$1,121.31

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

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – None

Item 5. Other Information

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Item 6. Exhibits

3.1	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

	(e)	Certificate of Amendment to Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	(a)	Third Amended and Restated Agreement of Limited Partnership, dated March 1, 2011 (filed as Exhibit 3.3(a) to the Form 10-Q filed on May 16, 2011 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership, the General Partner and CGM, dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.2	(a)	Amended and Restated Management Agreement between the Partnership, the General Partner and the Advisor, dated April 29, 2011 (filed as Exhibit 10.2 to the Form 8-K filed on May 2, 2011 and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with the Advisor for 2011, dated June 1, 2011 (filed as Exhibit 10.2(c) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.3		Agency Agreement between the Partnership, the General Partner and CGM, dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.4		Form of Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities, (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Form 10-Q, filed on November 14, 2011 and incorporated herein by reference).

10.5		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement (filed herewith).

10.7		Joinder Agreement among the General Partner, CMF, and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	—	Section 1350 Certification (Certification of President and Director)

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABINGDON FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 14, 2012