Form 10-Q
period 2013-03-31
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2013-05-15
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes     No X

As of April 30, 2013, there were 171,605.6792 Limited Partnership Redeemable Units of Class A outstanding, 10,287.6586 Limited Partnership Redeemable Units of Class D outstanding and 666.7152 Limited Partnership Redeemable Units of Class Z outstanding.

MANAGED FUTURES PREMIER ABINGDON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Investment in Master, at fair value	$217,641,868	$210,916,733
Cash	232,743	256,315

Total assets	$217,874,611	$211,173,048

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Brokerage fees	$785,147	$761,773
Management fees	271,197	262,820
Administrative fees	90,399	87,607
Other	131,928	155,499
Redemptions payable	9,157,018	4,318,383

Total liabilities	10,435,689	5,586,082

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at March 31, 2013 and December 31, 2012)	0	0
General Partner, Class D, (0.0000 unit equivalents outstanding at March 31, 2013 and December 31, 2012)	0	0
General Partner, Class Z, (2,508.9070 unit equivalents outstanding at March 31, 2013 and December 31, 2012)	2,524,989	2,382,308
Limited Partners, Class A, (171,555.4272 and 179,273.0292 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively)	193,830,209	192,728,746
Limited Partners, Class D, (10,287.6586 Redeemable Units outstanding at March 31, 2013 and December 31, 2012)	10,412,750	9,842,846
Limited Partners, Class Z, (666.7152 Redeemable Units outstanding at March 31, 2013 and December 31, 2012)	670,974	633,066

Total partners’ capital	207,438,922	205,586,966

Total liabilities and partners’ capital	$217,874,611	$211,173,048

Class A, net asset value per unit	$1,129.84	$1,075.06

Class D, net asset value per unit	$1,012.16	$956.76

Class Z, net asset value per unit	$1,006.41	$949.54

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Income:
Interest income allocated from Master	$25,595	$20,130

Expenses:
Expenses allocated from Master	81,512	68,595
Brokerage fees	2,330,955	2,683,213
Management fees	804,908	924,742
Administrative fees	268,302	308,247
Other	50,473	136,094

Total expenses	3,536,150	4,120,891

Net investment income (loss)	(3,510,555)	(4,100,761)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	14,709,447	3,764,991
Change in net unrealized gains (losses) on open contracts allocated from Master	(574,170)	(5,834,346)

Total trading results allocated from Master	14,135,277	(2,069,355)

Net income (loss)	10,624,722	(6,170,116)

Net income (loss) allocated from Master
Class A	9,874,229	(5,901,084)

Class D	569,904	(217,311)

Class Z	180,589	(51,721)

Net asset value per redeemable unit
Class A (171,555.4272 and 196,955.4159 units outstanding at March 31, 2013 and 2012, respectively)	$1,129.84	$1,156.73

Class D (10,287.6586 and 11,453.7739 units outstanding at March 31, 2013 and 2012, respectively)	$1,012.16	$1,009.31

Class Z (3,175.6222 and 3,075.1439 units outstanding at March 31, 2013 and 2012, respectively)	$1,006.41	$996.05

Net income (loss) per redeemable unit*
Class A	$54.78	$(29.53)

Class D	$55.40	$(18.97)

Class Z	$56.87	$(16.82)

Weighted average units outstanding
Class A	180,736.3339	196,854.8120

Class D	10,287.6586	11,453.7739

Class Z	3,175.6222	3,075.1439

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partner’s Capital, December 31, 2012	$192,728,746	179,273.0292	$9,842,846	10,287.6586	$3,015,374	3,175.6222	$205,586,966	192,736.3100
Subscriptions—Limited Partners	9,190,883	8,368.3180	0	0	0	0	9,190,883	8,368.3180
Net income (loss)	9,874,229	0	569,904	0	180,589	0	10,624,722	0
Redemptions—Limited Partners	(17,963,649)	(16,085.9200)	0	0	0	0	(17,963,649)	(16,085.9200)

Partners’ Capital, March 31, 2013	$193,830,209	171,555.4272	$10,412,750	10,287.6586	$3,195,963	3,175.6222	$207,438,922	185,018.7080

Partner’s Capital, December 31, 2011	$222,607,691	187,655.6606	$11,777,664	11,453.7739	$2,682,781	2,648.6854	$237,068,136	201,758.1199
Subscriptions—Limited Partners	17,453,303	14,697.9048	0	0	131,947	130.2704	17,585,250	14,828.1752
Subscriptions—General Partner	0	0	0	0	300,000	296.1881	300,000	296.1881
Net income (loss)	(5,901,084)	0	(217,311)	0	(51,721)	0	(6,170,116)	0
Redemptions—Limited Partners	(6,336,598)	(5,398.1495)	0	0	0	0	(6,336,598)	(5,398.1495)

Partners’ Capital, March 31, 2012	$227,823,312	196,955.4159	$11,560,353	11,453.7739	$3,063,007	3,075.1439	$242,446,672	211,484.3337

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

1. General:

Managed Futures Premier Abingdon L.P. (formerly Abingdon Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership through its investment in the Master (as defined below), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets (“CGM”), the commodity broker and a selling agent for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

On February 1, 2007, the Partnership allocated substantially all of its capital to CMF Winton Master L.P. (the “Master”), a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master was formed in order to permit accounts managed by Winton Capital Management Limited (the “Advisor”) using the Diversified Program without Equities (formerly the Diversified Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2013.

At March 31, 2013 and December 31, 2012, the Partnership owned approximately 28.4% and 27.8%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of their capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2013 and 2012 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Equity in trading account:
Cash	$649,049,580	$635,259,818
Cash margin	107,465,632	115,113,218
Net unrealized appreciation on open futures contracts	10,419,815	12,365,331

Total assets	$766,935,027	$762,738,367

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$1,787,691	$2,773,634
Accrued expenses:
Professional fees	51,499	54,220

Total liabilities	1,839,190	2,827,854

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2013 and December 31, 2012	0	0
Limited Partners, 299,528.8786 and 317,839.6063 units outstanding at March 31, 2013 and December 31, 2012, respectively	765,095,837	759,910,513

Total liabilities and partners’ capital	$766,935,027	$762,738,367

Net asset value per unit	$2,554.33	$2,390.86

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	3,257	$1,854,069	0.24%
Energy	866	2,502,772	0.33
Grains	175	(72,641)	(0.01)
Indices	10,235	1,600,292	0.21
Interest Rates U.S.	12,298	1,188,813	0.16
Interest Rates Non-U.S.	13,382	6,386,468	0.83
Livestock	123	(144,190)	(0.02)
Metals	16	22,665	0.00 *
Softs	280	476,803	0.06

Total futures contracts purchased		13,815,051	1.80

Futures Contracts Sold
Currencies	4,502	(7,763,124)	(1.01)
Energy	261	(580,606)	(0.08)
Grains	1,426	3,108,841	0.41
Indices	131	(5,359)	(0.00)*
Interest Rates U.S.	30	(70,091)	(0.01)
Interest Rates Non-U.S.	1,413	(233,575)	(0.03)
Livestock	332	74,040	0.01
Metals	624	929,568	0.12
Softs	1,391	1,145,070	0.15

Total futures contracts sold		(3,395,236)	(0.44)

Unrealized Appreciation on Open Forward Contracts
Currencies	$198,590,877	1,024,138	0.14
Metals	441	1,562,689	0.20

Total unrealized appreciation on open forward contracts		2,586,827	0.34

Unrealized Depreciation on Open Forward Contracts
Currencies	$249,222,516	(2,056,937)	(0.27)
Metals	486	(2,317,581)	(0.30)

Total unrealized depreciation on open forward contracts		(4,374,518)	(0.57)

Net fair value		$8,632,124	1.13%

*	Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2012

	Notional ($)/ Number of Contracts	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Currencies	6,587	$(666,433)	(0.09)%
Energy	193	454,703	0.06
Grains	531	(1,058,709)	(0.14)
Indices	9,776	3,483,451	0.46
Interest Rates U.S.	11,509	(1,196,499)	(0.16)
Interest Rates Non-U.S.	12,555	3,471,950	0.46
Livestock	158	(46,240)	(0.01)
Metals	413	(3,649,405)	(0.48)
Softs	20	(9,427)	(0.00)*

Total futures contracts purchased		783,391	0.10

Futures Contracts Sold
Currencies	1,918	13,108,119	1.72
Energy	770	(1,375,332)	(0.18)
Grains	516	1,316	0.00 *
Indices	42	(14,535)	(0.00)*
Interest Rates U.S.	27	(892)	(0.00)*
Interest Rates Non-U.S.	471	(93,370)	(0.01)
Livestock	322	(292,197)	(0.04)
Metals	45	(161,863)	(0.02)
Softs	1,178	410,694	0.05

Total futures contracts sold		11,581,940	1.52

Unrealized Appreciation on Open Forward Contracts
Currencies	$415,131,266	2,577,172	0.34
Metals	303	651,293	0.09

Total unrealized appreciation on open forward contracts		3,228,465	0.43

Unrealized Depreciation on Open Forward Contracts
Currencies	$481,350,781	(1,598,942)	(0.21)
Metals	1,028	(4,403,157)	(0.58)

Total unrealized depreciation on open forward contracts		(6,002,099)	(0.79)

Net fair value		$9,591,697	1.26%

*	Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income	$106,673	$77,882

Expenses:
Clearing fees	235,995	205,013
Professional fees	53,085	23,013

Total expenses	289,080	228,026

Net investment income (loss)	(182,407)	(150,144)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	51,454,566	12,454,683
Change in net unrealized gains (losses) on open contracts	(959,574)	(19,041,765)

Total trading results	50,494,992	(6,587,082)

Net income (loss)	50,312,585	(6,737,226)
Subscriptions — Limited Partners	16,152,190	27,497,877
Redemptions — Limited Partners	(61,172,778)	(26,001,520)
Distribution of interest income to feeder funds	(106,673)	(77,882)

Net increase (decrease) in Partners’ Capital	5,185,324	(5,318,751)
Partners’ Capital, beginning of period	759,910,513	822,273,776

Partners’ Capital, end of period	765,095,837	816,955,025

Net asset value per unit (299,528.8786 and 333,515.3292 units outstanding at March 31, 2013 and 2012, respectively)	$2,554.33	$2,449.53

Net income (loss) per unit *	$163.82	$(20.58)

Weighted average units outstanding	314,538.6617	335,823.4025

*	Based on changes in net asset value per unit.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for each Class for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013			2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$60.55	$60.56	$61.99	$(23.05)	$(13.34)	$(11.26)
Interest income allocated from Master	0.13	0.12	0.12	0.09	0.09	0.09
Expenses **	(5.90)	(5.28)	(5.24)	(6.57)	(5.72)	(5.65)

Increase (decrease) for the period	54.78	55.40	56.87	(29.53)	(18.97)	(16.82)
Net asset value per unit, beginning of period	1,075.06	956.76	949.54	1,186.26	1,028.28	1,012.87

Net asset value per unit, end of period	$1,129.84	$1,012.16	$1,006.41	$1,156.73	$1,009.31	$996.05

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended March 31,
	2013			2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:***
Net investment income (loss)	(7.1)%	(4.2)%	(3.4)%	(7.0)%	(4.2)%	(3.7)%
Incentive fees	—%	—%	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(7.1)%	(4.2)%	(3.4)%	(7.0)%	(4.2)%	(3.7)%

Operating expenses	7.1%	4.2%	3.5%	7.0%	4.2%	3.7%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses and incentive fees	7.1%	4.2%	3.5%	7.0%	4.2%	3.7%

Total return:
Total return before incentive fees	5.1%	5.8%	6.0%	(2.5)%	(1.8)%	(1.7)%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	5.1%	5.8%	6.0%	(2.5)%	(1.8)%	(1.7)%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2013	2012

Net realized and unrealized gains (losses) *	$163.64	$(20.74)
Interest income	0.35	0.23
Expenses **	(0.17)	(0.07)

Increase (decrease) for the period	163.82	(20.58)
Distribution	(0.35)	(0.23)
Net asset Value per Redeemable Unit, beginning of period	2,390.86	2,470.34

Net asset Value per Redeemable Unit, end of period	$2,554.33	$2,449.53

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended March 31,
	2012	2012

Ratios to Average Net Assets:****
Net investment income (loss)***	(0.1)%	(0.1)%

Operating expenses	0.2%	0.1%

Total return	6.9%	(0.8)%

***	Interest income less total expenses (exclusive of incentive fees)

****	Annualized.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2013 and 2012 was 41,806 and 42,996, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2013 and 2012 was 989 and 2,629, respectively. The average notional value of currency forward contracts during the three months ended March 31, 2013 and 2012 was $523,662,290 and $454,770,826, respectively. The monthly average number of options contracts traded during the three months ended March 31, 2012 was 177. There were no options contracts traded during the three months ended March 31, 2013.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Master’s investments as of March 31, 2013 and December 31, 2012, respectively.

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$21,486,932	$(7,671,881)	$13,815,051
Forwards	747,133	(3,587,230)	(2,840,097)

Total Assets	$22,234,065	$(11,259,111)	$10,974,954

Liabilities
Futures	$5,964,422	$(9,359,658)	$(3,395,236)
Forwards	1,839,694	(787,288)	1,052,406

Total Liabilities	$7,804,116	$(10,146,946)	$(2,342,830)

Net unrealized appreciation on open futures contracts			$10,419,815
Net unrealized depreciation on open forward contracts			$(1,787,691)

Net fair value			$8,632,124

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$16,419,317	$(15,635,925)	$783,392
Forwards	2,067,280	(2,151,293)	(84,013)

Total Assets	$18,486,597	$(17,787,218)	$699,379

Liabilities
Futures	$14,476,250	$(2,894,311)	$11,581,939
Forwards	1,161,184	(3,850,805)	(2,689,621)

Total Liabilities	$15,637,434	$(6,745,116)	$8,892,318

Net unrealized appreciation on open futures contracts			$12,365,331
Net unrealized depreciation on open forward contracts			$(2,773,634)

Net fair value			$9,591,697

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2013 and December 31, 2012.

March 31, 2013
Assets
Futures Contracts
Currencies	$2,904,804
Energy	2,699,457
Grains	3,168,494
Indices	7,076,558
Interest Rates U.S.	1,588,397
Interest Rates Non-U.S.	6,818,117
Livestock	222,648
Metals	1,010,143
Softs	1,962,737

Total unrealized appreciation on open futures contracts	$27,451,355

Liabilities
Futures Contracts
Currencies	$(8,813,859)
Energy	(777,291)
Grains	(132,294)
Indices	(5,481,625)
Interest Rates U.S.	(469,675)
Interest Rates Non-U.S.	(665,224)
Livestock	(292,798)
Metals	(57,910)
Softs	(340,864)

Total unrealized depreciation on open futures contracts	$(17,031,540)

Net unrealized appreciation on open futures contracts	$10,419,815 *

March 31, 2013
Assets
Forward Contracts
Currencies	$1,024,138
Metals	1,562,689

Total unrealized appreciation on open forward contracts	$2,586,827

Liabilities
Forward Contracts
Currencies	$(2,056,937)
Metals	(2,317,581)

Total unrealized depreciation on open forward contracts	$(4,374,518)

Net unrealized depreciation on open forward contracts	$(1,787,691)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Sector	2013	2012
Currencies	$11,567,292	$(29,151,341)
Energy	(177,280)	13,438,894
Grains	1,902,272	(2,135,903)
Indices	43,579,627	25,484,548
Interest Rates U.S.	(4,537,286)	(6,233,232)
Interest Rates Non-U.S.	(1,953,251)	621,338
Livestock	719,622	515,618
Metals	(2,776,581)	(6,440,822)
Softs	2,170,577	(2,686,182)

Total	$50,494,992 ***	$(6,587,082	)***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$217,641,868	$—	$217,641,868	$—

Net fair value	$217,641,868	$—	$217,641,868	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$210,916,733	$—	$210,916,733	$—

Net fair value	$210,916,733	$—	$210,916,733	$—

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$27,451,355	$27,451,355	$—	$—
Forwards	2,586,827	1,562,689	1,024,138	—

Total Assets	30,038,182	29,014,044	1,024,138	—

Liabilities
Futures	17,031,540	17,031,540	—	—
Forwards	4,374,518	2,317,581	2,056,937	—

Total Liabilities	21,406,058	19,349,121	2,056,937	—

Total fair value	$8,632,124	$9,664,923	$(1,032,799)	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$30,895,566	$30,895,566	$—	$—
Forwards	3,228,465	651,293	2,577,172	—

Total Assets	34,124,031	31,546,859	2,577,172	—

Liabilities
Futures	18,530,235	18,530,235	—	—
Forwards	6,002,099	4,403,157	1,598,942	—

Total Liabilities	24,532,334	22,933,392	1,598,942	—

Net fair value	$9,591,697	$8,613,467	$978,230	$—

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 19.10% to 24.61% of the Partnership’s/Master’s contracts are traded OTC.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

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

The Partnership values investments in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2013

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized depreciation on forward contracts and options. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2013.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. For the three months ended March 31, 2013, Partnership capital increased 0.9% from $205,586,966 to $207,438,922. This increase was attributable to a net income of $10,624,722, coupled with subscriptions of 8,368.3180 Redeemable Units of Class A totaling $9,190,883. This increase was partially offset by redemptions of 16,085.9200 Redeemable Units of Class A totaling $17,963,649.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2013, the Master’s capital increased 0.7% from $759,910,513 to $765,095,837. This increase was attributable to a net income of $50,312,585, coupled with subscriptions of 6,654.2483 units totaling $16,152,190. This increase was partially offset by redemptions of 24,964.9760 units totaling $61,172,778 and distribution of interest income to feeder funds totaling $106,673. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit for Class A increased 5.1% from $1,075.06 to $1,129.84 as compared to a decrease of 2.5% in the first quarter of 2012. During the Partnership’s first quarter of 2013, the net asset value per unit for Class D increased 5.8% from $956.76 to $1,012.16 as compared to a decrease of 1.8% in the first quarter of 2012. During the Partnership’s first quarter of 2013, the net asset value per unit for Class Z increased 6.0% from $949.54 to $1,006.41 as compared to a decrease of 1.7% in the first quarter of 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2013 of $14,135,277. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, livestock and softs were partially offset by losses in energy, U.S. and non-U.S. interest rates and metals. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $2,069,355. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. interest rates, metals and softs and were partially offset by gains in energy, indices, livestock and non-U.S. interest rates.

During the first quarter, the Partnership posted a gain in net asset value per unit as profits in stock indices, currencies, and agriculturals offset losses in interest rates and metals. The most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Additional gains were experienced within this sector during March from long positions in U.S. and Asian equity index futures as prices advanced after U.S. jobless claims unexpectedly dropped and amid speculation the Bank of Japan would announce further stimulus. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Gains were also recorded within the agricultural complex during February from short positions in wheat futures as prices traded near the lowest level in almost eight months after snowfall in the U.S. Great Plains eased drought concerns.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector during January from long positions in U.S. and European fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover this year. Within the metals markets, losses were recorded during February from long positions in silver futures as prices declined after signs of U.S. economic improvement eroded demand for precious metals as a store of value.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2013 increased by $5,465, as compared to the corresponding period in 2012. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Brokerage fees are calculated as a percentage of the adjusted net asset value per class on the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2013 decreased by $352,258, as compared to the corresponding period in 2012. The decrease in brokerage fees is due to lower net assets per class during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013 decreased by $119,834, as compared to the corresponding period in 2012. The decrease in management fees is due to lower net assets per class during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2013 decreased by $39,945, as compared to the corresponding period in 2012. The decrease in administrative fees is due to lower net assets per class during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees for the three months ended March 31, 2013 and 2012, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using industrial price studies as well as an assessment of current market volatility (including the implied volatility of the options on given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended March 31, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, the Master’s total capitalization was $765,095,837 and the Partnership owned approximately 28.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2013 was as follows:

March 31, 2013

			Three Months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$37,038,250	4.84%	$42,374,968	$32,357,659	$36,255,454
Energy	2,158,225	0.28%	2,816,070	1,102,060	1,944,214
Grains	3,041,123	0.40%	5,342,071	983,854	3,861,040
Indices	34,646,786	4.53%	36,403,326	32,806,817	35,152,222
Interest Rates U.S	5,634,713	0.74%	7,253,415	1,934,388	4,128,160
Interest Rates Non-U.S.	12,661,418	1.66%	12,690,481	3,631,578	8,067,864
Livestock	420,765	0.05%	443,340	396,345	421,277
Lumber	18,850	0.00%**	20,300	16,250	19,333
Metals	4,495,549	0.59%	5,188,824	3,251,406	4,174,826
Softs	2,178,241	0.28%	2,204,434	1,640,152	1,975,170

Total	$102,293,920	13.37%

*	Average of month-end values at Risk.
**	Due to rounding.

As of December 31, 2012, the Master’s total capitalization was $759,910,513 and the Partnership owned approximately 27.8% of the Master. The Partnership invests substaintially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2012 was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$41,304,444	5.44%	$48,114,633	$24,998,252	$35,093,130
Energy	2,810,183	0.37%	11,050,143	2,290,040	5,543,539
Grains	1,056,340	0.14%	8,043,023	1,056,340	4,228,063
Indices	34,741,652	4.57%	34,741,652	6,373,580	21,642,491
Interest Rates U.S.	7,604,210	1.00%	14,904,463	3,822,340	10,772,523
Interest Rates Non-U.S.	12,626,364	1.66%	27,870,158	11,844,253	17,985,323
Livestock	421,690	0.06%	501,100	370,125	434,535
Lumber	16,250	0.00%**	21,000	1,250	12,213
Metals	5,450,886	0.71%	13,389,367	4,708,508	8,492,359
Softs	1,906,254	0.25%	2,551,922	949,643	1,850,513

Total	$107,938,273	14.20%

*	Annual average of month-end Value at Risk
**	Due to rounding.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as set forth below.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, there were subscriptions of 8,368.3180 Redeemable Units of Class A totaling $9,190,883. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption the General Partner relied on the fact that the Redeemable units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Class A of Number of Redeemable Units Purchased*	(b) Class A Average Price Paid per Redeemable Unit**	(c) Total Number Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 January 31, 2013	4,507.9410	$1,108.15	N/A	N/A
February 1, 2013 February 28, 2013	3,473.2760	$1,097.28	N/A	N/A
March 1, 2013 March 31, 2013	8,104.7030	$1,129.84	N/A	N/A
	16,085.9200	$1,116.73

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

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – None

Item 6. Exhibits

3.1	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 29, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on June 30, 2010 and incorporated herein by reference).

	(e)	Certificate of Amendment to Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	(a)	Third Amended and Restated Agreement of Limited Partnership, dated March 1, 2011 (filed as Exhibit 3.3(a) to the Form 10-Q filed on May 16, 2011 and incorporated herein by reference).

10.1		Customer Agreement between the Partnership, the General Partner and CGM, dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.2	(a)	Amended and Restated Management Agreement between the Partnership, the General Partner and the Advisor, dated April 29, 2011 (filed as Exhibit 10.2 to the Form 8-K filed on May 2, 2011 and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with the Advisor for 2012, dated June 1, 2012 (filed as Exhibit 10.2(c) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.3		Agency Agreement between the Partnership, the General Partner and CGM, dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.4		Form of Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities, (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Form 10-Q, filed on November 14, 2011 and incorporated herein by reference).

10.5		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement (filed as Exhibit 10.6 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.7		Joinder Agreement among the General Partner, CMF, and Morgan Stanley Smith Barney LLC dated as of June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	—	Section 1350 Certification (Certification of President and Director)

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAGED FUTURES PREMIER ABINGDON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 15, 2013