Form 10-K
period 2013-12-31
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2014-03-28
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☑

Limited Partnership Redeemable Units with aggregate values of $190,994,794 of Class A, $12,484,529 of Class D and $656,379 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2014, there were 151,476.8152 Limited Partnership Redeemable Units of Class A outstanding, 8,284.6446 Limited Partnership Redeemable Units of Class D outstanding and 437.8172 Limited Partnership Redeemable Units of Class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Managed Futures Premier Abingdon L.P. (formerly, Abingdon Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2013, 2012 and 2011 are reported in the Statements of Changes in Partners’ Capital on page 35 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z Units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A Units, Class D Units, and Class Z Units are identical, except that Class D Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 1.875% (a 1.875% annual rate) of the Net Assets of Class D as of the end of each month, and Class Z Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 1.125% (a 1.125% annual rate) of the Net Assets of Class Z as of the end of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12th of 4.5% (a 4.5% annual rate) of the net assets of Class A as of the end of each month.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master was formed in order to permit accounts managed by the Advisor using the Diversified Program Without Equities (formerly, the Diversified Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 15 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. During the period covered by this report, the Partnership’s/Master’s commodity brokers were Citigroup Global Markets (“CGM”) and Morgan Stanley & Co. LLC (“MS&Co.”).

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2013 through December 31, 2013, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2013 and 2012, the Partnership owned approximately 29.9% and 27.8%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the period covered by the report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM and MS&Co.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of business on any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership, as amended or restated from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate net assets of the Partnership decline to less than $1,000,000.

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

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Effective April 1, 2011, the Advisor reduced the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1.5% of adjusted net assets. The Management Agreement continues in effect until June 30th of each year and is renewable by the General Partner for additional one year periods upon 30 days’ prior written notice to the Advisor. The Management Agreement may be terminated upon 30 days’ notice by either party.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement earned by the Advisor for the Partnership during each calendar quarter. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “MS&Co. clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master and are paid by the Partnership through its investment in the Master. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement gives the Partnership the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts (the Master is also a party to a customer agreement with MS&Co., which gives the Master the same right). The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

The Master has entered into a foreign exchange brokerage agreement with MS&Co. (the “Foreign Exchange Brokerage Agreement”). Under the Foreign Exchange Brokerage Agreement the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investment in the Master.

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership will pay Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal (i) 4.5% per year of month-end Net Assets for Class A Units, (ii) 1.875% per year of month-end Net Assets for Class D Units and (iii) 1.125% per year of month-end Net Assets for Class Z Units. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month.

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 4.5% per year of month-end Net Assets for Class A Units, (ii) 1.875% per year of month-end Net Assets for Class D Units and (iii) 1.125% per year of month-end Net Assets for Class Z Units, in each case in lieu of brokerage fees on a per trade basis.

Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee, the General Partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid exchange, service, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “CGM clearing fees,” and together with the MS&Co. clearing fees and foreign exchange clearing fees, the “clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by the CFTC. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts (the Master was also a party to a customer agreement with CGM, which gave the Master the same right). The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2013 was $203,401,479.

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

The Partnership will pay substantial fees and expenses regardless of profitability, including clearing, ongoing selling agent, and management fees.

Regardless of its trading performance, the Partnership will incur fees and expenses, including trading and transaction, ongoing selling agent and management fees.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and/or U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or group of persons may hold or control in particular futures and options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of the Advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction rate securities. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction rate securities; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position. Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange and Chicago Board of Trade as exchanges for related positions in violation of Chicago Mercantile Exchange and Chicago Board of Trade rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the Chicago Mercantile Exchange and Chicago Board of Trade in which the Chicago Mercantile Exchange found that MS&Co. violated Chicago Mercantile Exchange Rules 432.Q and 538 and fined MS&Co. $750,000 and Chicago Board of Trade found that MS&Co. violated Chicago Board of Trade Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The

complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that MS&Co. knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of February 28, 2014, was 1,592 for Class A Units, 6 for Class D Units, and 8 for Class Z Units.

(c) Dividends. The Partnership did not declare any distributions in 2013 or 2012. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2013, the aggregate subscriptions of the classes were 42,906.7040 Redeemable Units totaling $47,084,292. For the twelve months ended December 31, 2012, the aggregate subscriptions of the classes were 39,340.7498 Redeemable Units totaling $45,036,157 and 296.1881 General Partner unit equivalents totaling $300,000. For the twelve months ended December 31, 2011, the aggregate subscriptions of the classes were 100,330.3744 Redeemable Units totaling $115,980,924 and 2,212.7189 General Partner unit equivalents totaling $2,190,348.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the face that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Class A of Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(a) Total Class Z of Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013— October 31, 2013	6,158.7360	$1,105.23	0.0000	N/A	N/A	N/A
November 1, 2013— November 30, 2013	10,797.2440	$1,152.47	0.0000	N/A	N/A	N/A
December 1, 2013— December 31, 2013	5,561.5930	$1,159.61	129.5080	$1,059.49	N/A	N/A
	22,517.5730	$1,141.31	129.5080	$1,059.49

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 and total assets at December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	2013	2012	2011	2010	2009
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage/ongoing selling agent fees of $9,145,329, $10,147,976, $9,261,975, $6,320,914, and $5,574,180, respectively	$20,955,826	$(18,429,234)	$9,501,119	$15,962,149	$(11,732,036)
Interest income allocated from Master	$61,332	$112,462	49,042	124,011	86,538

	$21,017,158	$(18,316,772)	$9,550,161	$16,086,160	$(11,645,498)

Net income (loss)	$16,483,535	$(23,428,356)	$3,856,266	$12,299,168	$(15,052,188)

Total assets	$211,243,562	$211,173,048	$240,025,121	$161,871,435	$123,296,613

Increase (decrease) in net asset value per unit
Class A	$84.55	$(111.20)	$22.59	$97.13	$(137.66)

Class D	$102.79	$(71.52)	$28.28	—	—

Class Z	$109.95	$(63.33)	$12.87	—	—

Net asset value per unit
Class A	$1,159.61	$1,075.06	$1,186.26	$1,163.67	$1,066.54

Class D	$1,059.55	$956.76	$1,028.28	$—	$—

Class Z	$1,059.49	$949.54	$1,012.87	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Master, aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, softs, agricultural and energy products and precious and base metals. The Partnership, through its investment in the Master, may employ futures, options on futures, forward and swap contracts in those markets.

The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

While the Partnership and the Master have the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

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

The Advisor employs a fully systematic, computerized, technical, trend-following trading system developed by its principals. This system tracks the daily price movements from these markets around the world, and carries out certain computations to determine each day how long or short the portfolio should be in an attempt to maximize profit within a certain range of risk. If rising prices in a particular market are anticipated, a long position will be established in that market; if prices in a particular market are expected to fall, a short position in that market will be established.

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

Trade selection is not subject to intervention by the Advisor’s principals and therefore is not subject to the influences of individual judgment. As a mechanical trading system, the Advisor’s model embodies all the expert knowledge required to analyze market data and direct trades, thus eliminating the risk of basing a trading program on one indispensable person. Equally as important is the fact that mechanical systems can be tested in simulation for long periods of time and the model’s empirical characteristics can be measured.

The system’s output is rigorously adhered to in trading the portfolio and intentionally no importance is given to any external or fundamental factors. While it may be seen as unwise to ignore information of obvious value, such as that pertaining to political or economic developments, the Advisor believes that the disadvantage of this approach is far outweighed by the advantage of the discipline that rigorous adherence to such a system instills. The Advisor believes that significant profits may be realized by the Advisor’s system by holding on to positions for much longer than conventional wisdom would dictate. The Advisor believes that a trader who pays attention to day-to-day events could be distracted from the chance of fully capitalizing on such trends.

The Advisor’s system trades in all liquid U.S. and non-U.S. futures and forward contracts. Forward markets include major currencies and precious and base metals, the latter two categories being traded on the London Metal Exchange (“LME”). The Advisor seeks out new opportunities to add additional markets to the portfolio, with the goal of increasing the portfolio’s diversification.

The Advisor believes that taking positions in a variety of unrelated markets will, over time, decrease system volatility. By employing a sophisticated and systematic method for placing orders in a wide array of markets, the Advisor believes that profits can be realized over time.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods of services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, options and swaps, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2013.

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

From January 1, 2013 through December 31, 2013, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 13.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, swaps and option contracts. Certain swaps may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 0.3% to 34.2% of the Partnership’s/Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk during the reporting period with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

Other than the risks inherent in commodity futures, forwards, options and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations under certain circumstances, including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent fees, advisory and administrative fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2013, 58,457.0180 Redeemable Units were redeemed of Class A totaling $65,360,235, 185.5080 Redeemable Units of Class Z were redeemed totaling $192,255 and 200.0000 General Partner unit equivalents of Class Z were redeemed totaling $200,824. For the year ended December 31, 2012, 47,411.3478 Redeemable Units were redeemed of Class A totaling $52,420,265 and 1,247.4000 Redeemable Units of Class D were redeemed totaling $1,148,706. For the year ended December 31, 2011, 34,488.0029 Redeemable Units were redeemed of Class A totaling $40,552,499, 1,878.6760 General Partner unit equivalents of Class A were redeemed totaling $2,190,348 and 73.0000 Redeemable Units of Class Z were redeemed totaling $74,248.

For the year ended December 31, 2013, there were additional subscriptions of 39,818.8570 Redeemable Units of Class A totaling $43,972,521, subscriptions of 3,030.7590 Redeemable Units of Class D totaling $3,051,148 and subscriptions of 57.0880 Redeemable Units of Class Z totaling $60,623. For the year ended December 31, 2012, there were additional subscriptions of 39,028.7164 Redeemable Units of Class A totaling $44,722,210, subscriptions of 81.2847 Redeemable Units of Class D totaling $82,000, subscriptions of 230.7487 Redeemable Units of Class Z totaling $231,947 and 296.1881 General Partner unit equivalents of Class Z totaling $300,000. For the year ended December 31, 2011, there were additional subscriptions of 88,367.6340 Redeemable Units of Class A totaling $103,880,764, subscriptions of 11,453.7739 Redeemable Units of Class D totaling $11,584,785, subscriptions of 508.9665 Redeemable Units of Class Z totaling $515,375 and 2,212.7189 General Partner unit equivalents of Class Z totaling $2,190,348.

(c) Results of Operations.

For the year ended December 31, 2013, the net asset value per unit for Class A increased 7.9% from $1,075.06 to $1,159.61. For the year ended December 31, 2013, the net asset value per unit for Class D increased 10.7% from $956.76 to $1,059.55. For the year ended December 31, 2013, the net asset value per unit for Class Z increased 11.6% from $949.54 to $1,059.49. For the year ended December 31, 2012, the net asset value per unit for Class A decreased 9.4% from $1,186.26 to $1,075.06. For the year ended December 31, 2012, the net asset value per unit for Class D decreased 7.0% from $1,028.28 to $956.76. For the year ended December 31, 2012, the net asset value per unit for Class Z decreased 6.3% from $1,012.87 to $949.54. For the year ended December 31, 2011, the net asset value per unit for Class A increased 1.9% from $1,163.67 to $1,186.26. For the year ended December 31, 2011, the net asset value per unit for Class D increased 2.8% from $1,000.00 to $1,028.28 from April 1, 2011 to December 31, 2011. For the year ended December 31, 2011, the net asset value per unit for Class Z increased 1.3% from $1,000.00 to $1,012.87 from August 1, 2011 to December 31, 2011.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $30,398,646 for the year ended December 31, 2013. Gains were primarily attributable to the Master’s trading of currencies, grains, indices, livestock, metals and softs and were partially offset by losses in energy and U.S. and non-U.S. interest rates. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 34 under “Item 8. Financial Statements and Supplementary Data.”

During the year, the Partnership posted a gain in Net Asset Value per Unit as trading profits in the global stock indices, metals, agriculturals, and currencies offset losses in the global interest rate and energy sectors. The most significant gains were achieved within the equity index markets as equity prices rose throughout a majority of the year. During January, profits were recorded from long positions in U.S., European, and Asian equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. During April, gains were achieved from long positions in Asian equity index futures as prices rallied during the month as the Bank of Japan reinforced its commitment to reach aggressive inflation and currency devaluation targets. Additional gains in the global stock index sector were recorded during the last four months of the year from long positions in U.S. and European equity index futures as prices reached record levels in the U.S. on investor reaction to the U.S. Federal Reserve Bank continuing its quantitative easing measures unabated. Within the metals markets, gains were recorded from March through June, and again from September through December. The most significant gains in this sector recorded during June from short positions in gold and silver futures as prices slumped amid speculation that the U.S. Federal Reserve may scale back its debt-purchasing program, eroding the appeal of the metals as a store of value. Additional gains in metals were recorded from short positions in copper futures. Additional gains were achieved in April from short positions in gold futures as prices declined as positive economic news in the U.S. reduced demand for the precious metal. The Partnership also recorded gains during September from short positions in gold and silver futures, as prices declined early in the month over renewed investor concern that the U.S. Federal Reserve would curtail its quantitative easing program, eroding demand for the precious metals. Within the agricultural sector, gains were recorded during August from long positions in soybean futures as prices increased as persistent, dry weather in the U.S. Midwest threatened crop yields. Within the currency markets, gains were recorded during January, March, April, and from September through December. The most meaningful gains in this sector were recorded during January from a short Japanese yen position versus the U.S. dollar as the Japanese yen reached the weakest level versus the dollar since June 2010 amid speculation that Japanese Prime Minister Shinzo Abe would select a central-bank chief who will expand monetary easing, accelerating the currency’s decline. During December, additional gains within the currency sector were achieved from short positions in the Japanese yen versus the U.S. dollar as the value of the yen fell amid speculation that the Bank of Japan would continue unprecedented stimulus measures, while the U.S. Federal Reserve began to pare quantitative easing amid the U.S. economic recovery. A portion of the Partnership’s gains during the year was offset by losses incurred within the global interest rate markets, primarily during May, from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report and a rise in German sentiment. Additional losses in the sector were incurred during January from long positions in European and U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover during 2013. Within the energy markets, losses were recorded during May through October, as energy prices remained volatile throughout much of the middle of 2013. The most notable losses in the energy complex were recorded during July from short positions in crude oil and heating oil futures as prices rallied after reports indicated the U.S. economy was strengthening.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses of $7,971,199 for the year ended December 31, 2012. Losses were primarily attributable to the Master’s trading of currencies, energy, grains, metals and softs and were partially offset by gains in U.S. and non-U.S. interest rates, livestock and indices.

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

During the reporting period, interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury or at the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three and twelve months ended December 31, 2013 decreased by $19,288 and $51,130, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2013 as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM/MS&Co. had control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three months ended December 31, 2013 increased by $15,129, as compared to the corresponding period in 2012. The increase in ongoing selling agent/brokerage fees is due to higher net assets during the three months ended December 31, 2013, as compared to the corresponding period in 2012. Ongoing selling agent/brokerage fees for the twelve months ended December 31, 2013 decreased by $1,002,647, as compared to the corresponding period in 2012. The decrease in ongoing selling agent/brokerage fees is due to lower net assets during the twelve months ended December 31, 2013, as compared to the corresponding period in 2012.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership/Master. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2013 decreased by $30,595 and $19,918, respectively, as compared to the corresponding periods in 2012. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. All clearing fees are borne by the Master and allocated to the Partnership based on its proportionate share of the Master.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended December 31, 2013 increased by $13,813, as compared to the corresponding period in 2012. The increase in management fees is due to higher net assets during the three months ended December 31, 2013, as compared to the corresponding period in 2012. Management fees for the twelve months ended December 31, 2013 decreased by $324,465, as compared to the corresponding period in 2012. The decrease in management fees is due to lower net assets during the twelve months ended December 31, 2013, as compared to the corresponding period in 2012.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended December 31, 2013 increased by $4,604, as compared to the corresponding period in 2012. The increase in administrative fees is due to higher net assets during the three months ended December 31, 2013, as compared to the corresponding period in 2012. Administrative fees for the twelve months ended December 31, 2013 decreased by $108,154, as compared to the corresponding period in 2012. The decrease in administrative fees is due to lower net assets during the twelve months ended December 31, 2013, as compared to the corresponding period in 2012.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. There were no incentive fees earned for the three and twelve months ended December 31, 2013 and 2012. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2013 and 2012 were $191,850 and $181,793, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2013 and 2012 were $108,587 and $83,986, respectively.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $18,903,064 for the year ended December 31, 2011. Gains were primarily attributable to the Master’s trading of currencies, energy, metals, softs and U.S. and non-U.S. interest rates and were partially offset by losses in grains, livestock and indices.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership values its investment in the Master at the Master’s net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2013.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership values its investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2013 and 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2013 and 2012, the Master did not hold any derivative that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the LME represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

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

The fair value of the Master’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2013 and December 31, 2012, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2013, the Master’s total capitalization was $700,949,432 and the Partnership owned approximately 29.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2013 was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$40,074,908	5.72%	$53,282,510	$9,219,914	$35,805,300
Energy	2,872,198	0.41%	6,779,740	1,102,060	3,240,209
Grains	5,279,340	0.75%	5,815,140	132,268	4,554,349
Indices	38,072,737	5.43%	38,378,719	15,347,959	31,596,652
Interest Rates U.S.	4,620,256	0.66%	15,396,649	589,442	4,984,234
Interest Rates Non-U.S.	7,956,794	1.14%	15,292,772	3,303,641	8,302,908
Livestock	421,487	0.06%	673,961	306,526	434,267
Metals	7,063,365	1.01%	15,870,129	3,251,406	8,046,324
Softs	1,503,158	0.21%	2,445,348	1,145,513	1,855,849

Total	$107,864,243	15.39%

*	Annual average of month-end Value at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership/Master — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Master as of December 31, 2013, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2013, the Master’s primary exposures were in the Chicago Mercantile Exchange (“CME”) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold, aluminum, silver and copper.

Energy. The Master’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Grains. The Master’s primary commodities exposure is subject to agricultural price movements which are often directly affected by severe unexpected weather conditions.

Softs. The Master’s primary commodities exposure is subject to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, and sugar accounted for the bulk of the Master’s commodity exposure.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master as of December 31, 2013.

Foreign Currency Balances. The Master’s primary foreign currency balances are in Turkish Lira, Canadian dollar, South African Rand, Euro and Hungarian Forint. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Master’s non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

Abingdon Futures Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2013, 2012 and 2011; Statements of Financial Condition at December 31, 2013 and 2012; Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011; Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011; and Notes to Financial Statements.

To the Limited Partners of

Managed Futures Premier Abingdon L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Abingdon L.P. (formerly, Abingdon Futures Fund L.P.)

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

The management of Managed Futures Premier Abingdon L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria referred to above.

Alper Daglioglu President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Abingdon L.P.	Alice Lonero Chief Financial Officer Ceres Managed Futures LLC General Partner, Managed Futures Premier Abingdon L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Abingdon L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Abingdon L.P. (the “Partnership”), as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Abingdon L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Investment in Master, at fair value	$210,999,080	$210,916,733
Cash	244,482	256,315

Total assets	$211,243,562	$211,173,048

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$752,273	$761,773
Management fees	262,923	262,820
Administrative fees	87,641	87,607
Professional fees	128,895	143,620
Other	23,860	11,879
Redemptions payable	6,586,491	4,318,383

Total liabilities	7,842,083	5,586,082

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at December 31, 2013 and 2012)	—	—
General Partner, Class D, (0.0000 unit equivalents outstanding at December 31, 2013 and 2012)	—	—
General Partner, Class Z, (2,308.9070 and 2,508.9070 unit equivalents outstanding at December 31, 2013 and 2012, respectively)	2,446,264	2,382,308
Limited Partners, Class A, (160,634.8682 and 179,273.0292 Redeemable Units outstanding at December 31, 2013 and 2012, respectively)	186,273,315	192,728,746
Limited Partners, Class D, (13,318.4176 and 10,287.6586 Redeemable Units outstanding at December 31, 2013 and 2012, respectively)	14,111,594	9,842,846
Limited Partners, Class Z, (538.2952 and 666.7152 Redeemable Units outstanding at December 31, 2013 and 2012, respectively)	570,306	633,066

Total partners’ capital	203,401,479	205,586,966

Total liabilities and partners’ capital	$211,243,562	$211,173,048

Class A, net asset value per redeemable unit	$1,159.61	$1,075.06

Class D, net asset value per redeemable unit	$1,059.55	$956.76

Class Z, net asset value per redeemable unit	$1,059.49	$949.54

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

for the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Income:
Interest income allocated from Master (Note 3c)	$61,332	$112,462	$49,042

Expenses:
Expenses allocated from Master	297,491	310,059	139,970
Ongoing selling agent fees (Note 3c)	9,145,329	10,147,976	9,261,975
Management fees (Note 3b)	3,174,889	3,499,354	3,368,110
Administrative fees (Note 3a)	1,058,297	1,166,451	1,048,624
Incentive fees (Note 3b)	—	—	948,965
Professional fees	191,850	181,793	283,453
Other	108,587	83,986	44,743

Total expenses	13,976,443	15,389,619	15,095,840

Net investment income (loss)	(13,915,111)	(15,277,157)	(15,046,798)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	23,810,242	(5,681,969)	21,110,601
Change in net unrealized gains (losses) on open contracts allocated from Master	6,588,404	(2,289,230)	(2,207,537)

Net trading gain (loss) allocated from Master	30,398,646	(7,971,199)	18,903,064

Net income (loss)	16,483,535	(23,248,356)	3,856,266

Net income (loss) allocation by class
Class A	14,932,283	(22,180,890)	3,612,081

Class D	1,217,600	(868,112)	192,879

Class Z	333,652	(199,354)	51,306

Net income (loss) per unit* (Note 6)
Class A	$84.55	$(111.20)	$22.59

Class D	$102.79	$(71.52)	$28.28

Class Z	$109.95	$(63.33)	$12.87

Weighted average units outstanding
Class A	176,759.7197	194,876.0451	170,725.9659

Class D	11,909.7548	11,303.5280	9,856.8457

Class Z	3,152.3475	3,133.7563	1,239.2200

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2013, 2012 and 2011

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2010	$157,857,693	135,654.7055	$—	—	$—	—	$157,857,693	135,654.7055
Subscriptions—Limited Partners	103,880,764	88,367.6340	11,584,785	11,453.7739	515,375	508.9665	115,980,924	100,330.3744
Subscriptions—General Partner	—	—	—	—	2,190,348	2,212.7189	2,190,348	2,212.7189
Net Income (Loss)	3,612,081	—	192,879	—	51,306	—	3,856,266	—
Redemptions—General Partner	(2,190,348)	(1,878.6760)	—	—	—	—	(2,190,348)	(1,878.6760)
Redemptions—Limited Partners	(40,552,499)	(34,488.0029)	—	—	(74,248)	(73.0000)	(40,626,747)	(34,561.0029)

Partners’ Capital at December 31, 2011	222,607,691	187,655.6606	11,777,664	11,453.7739	2,682,781	2,648.6854	237,068,136	201,758.1199
Subscriptions—Limited Partners	44,722,210	39,028.7164	82,000	81.2847	231,947	230.7487	45,036,157	39,340.7498
Subscriptions—General Partner	—	—	—	—	300,000	296.1881	300,000	296.1881
Net Income (Loss)	(22,180,890)	—	(868,112)	—	(199,354)	—	(23,248,356)	—
Redemptions—Limited Partners	(52,420,265)	(47,411.3478)	(1,148,706)	(1,247.4000)	—	—	(53,568,971)	(48,658.7478)

Partner’s Capital, December 31, 2012	192,728,746	179,273.0292	9,842,846	10,287.6586	3,015,374	3,175.6222	205,586,966	192,736.3100
Subscriptions—Limited Partners	43,972,521	39,818.8570	3,051,148	3,030.7590	60,623	57.0880	47,084,292	42,906.7040
Net income (loss)	14,932,283	—	1,217,600	—	333,652	—	16,483,535	—
Redemptions—General Partner	—	—	—	—	(200,824)	(200.0000)	(200,824)	(200.0000)
Redemptions—Limited Partners	(65,360,235)	(58,457.0180)	—	—	(192,255)	(185.5080)	(65,552,490)	(58,642.5260)

Partners’ Capital, December 31, 2013	$186,273,315	160,634.8682	$14,111,594	13,318.4176	$3,016,570	2,847.2022	$203,401,479	176,800.4880

Net asset value per unit:

2011:	Class A	$1,186.26

	Class D	$1,028.28

	Class Z	$1,012.87

2012:	Class A	$1,075.06

	Class D	$956.76

	Class Z	$949.54

2013:	Class A	$1,159.61

	Class D	$1,059.55

	Class Z	$1,059.49

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2013

1.	Partnership Organization:

Managed Futures Premier Abingdon L.P. (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master was formed in order to permit accounts managed by Winton Capital Management Limited (the “Advisor”) using the Diversified Program without Equities (formerly, the Diversified Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. During the period covered by this report, the Partnership’s/Master’s commodity brokers were Citigroup Global Markets Inc. (“CGM”) and Morgan Stanley & Co. LLC (“MS&Co.”).

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011, and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z Units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A Units, Class D Units, and Class Z Units are identical, except that Class D Units are subject to a monthly ongoing selling agent fee (formerly, a brokerage fee) equal to 1/12th of 1.875% (a 1.875% annual rate) of the Net Assets of Class D as of the ending of each month, and Class Z Units are subject to a monthly ongoing selling agent fee (formerly, a brokerage fee) equal to 1/12th of 1.125% (a 1.125% annual rate) of the Net Assets of Class Z as of the ending of each

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2013

month, which differs from the Class A monthly ongoing selling agent fee (formerly, a brokerage fee) of 1/12th of 4.5% (a 4.5% annual rate) of the net assets of Class A.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

As of December 31, 2013 and 2012, the Partnership owned approximately 29.9% and 27.8%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions and losses, if any.

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership values its investment in the Master at the Master’s net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2, “Accounting Policies,” on the attached Master’s financial statements.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2013

rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2013 and 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$210,999,080	$—	$210,999,080	$—

Net fair value	$210,999,080	$—	$210,999,080	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$210,916,733	$—	$210,916,733	$—

Net fair value	$210,916,733	$—	$210,916,733	$—

Master’s Investments and Fair Value Measurements.    For disclosures regarding the Master’s investments and fair value measurements, see Note 2, “Accounting Policies,” on the attached Master’s financial statements.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than that described in Note 8 to the financial statements, no events have occured that require adjustments to or disclosure in the financial statements.

f.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

g.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2013

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

c.	Customer Agreement/Selling Agent Agreement:

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). The Partnership terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 4.5% per year of month-end Net Assets for Class A Units, (ii) 1.875% per year of month-end Net Assets for Class D Units and (iii) 1.125% per year of month-end Net Assets for Class Z Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee, the General Partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees, the “clearing fees”) through its investment in the

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2013

Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership will pay Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal (i) 4.5% per year of month-end Net Assets for Class A Units, (ii) 1.875% per year of month-end Net Assets for Class D Units and (iii) 1.125% per year of month-end Net Assets for Class Z Units. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month. Ongoing selling agent fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time upon agreement of the Partnership and Morgan Stanley Wealth Management.

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

The MS&Co. Customer Agreement with the Partnership and the Master gives, and the CGM Customer Agreement with the Partnership and the Customer Agreement between CGM and the Master each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership/Master net, for financial reporting purposes, the unrealized gains and losses on open futures exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Brokerage fees were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor for the Master.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” on the attached Master’s financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2013

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013			2012			2011	For the period April 1, 2011 (commencement of operations) to December 31, 2011	For the period August 1, 2011 (commencement of operations) to December 31, 2011
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$ 108.22	$124.19	$131.25	$(87.87)	$(51.03)	$(43.08)	$54.57	$53.71	$26.22
Interest income allocated from Master	0.33	0.31	0.30	0.55	0.48	0.48	0.30	0.06	0.02
Expenses**	(24.00)	(21.71)	(21.60)	(23.88)	(20.97)	(20.73)	(32.28)	(25.49)	(13.37)

Increase (decrease) for the year	84.55	102.79	109.95	(111.20)	(71.52)	(63.33)	22.59	28.28	12.87
Net asset value per unit, beginning of year	1,075.06	956.76	949.54	1,186.26	1,028.28	1,012.87	1,163.67	1,000.00	1,000.00

Net asset value per unit, end of year	$1,159.61	$1,059.55	$1,059.49	$1,075.06	$956.76	$949.54	$1,186.26	$1,028.28	$1,012.87

*	Includes ongoing selling agent fees and clearing fees allocated from the Master.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2013

	2013			2012			2011	For the period April 1, 2011 (commencement of operations) to December 31, 2011		For the period August 1, 2011 (commencement of operations) to December 31, 2011
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D		Class Z
Ratios to Average Net Assets:
Net investment income (loss)	(7.0)%	(4.2)%	(3.1)%	(6.8)%	(4.1)%	(3.6)%	(7.6)%	(4.9)%		(2.3)%
Incentive fees	—	—%	—%	—%	—%	—%	0.5%	0.6%		0.0	%*****

Net investment income (loss) before incentive fees ****	(7.0)%	(4.2)%	(3.1)%	(6.8)%	(4.1)%	(3.6)%	(7.1)	(4.3	)***	(2.3	)%***

Operating expenses	7.0%	4.2%	3.1%	6.9%	4.1%	3.6%	7.2%	4.3	%***	2.3	%***
Incentive fees	—%	—%	—%	—%	—%	—%	0.5%	0.6%		0.0	%*****

Total expenses and incentive fee	7.0%	4.2%	3.1%	6.9%	4.1%	3.6%	7.7	4.9		2.3%

Total return:
Total return before incentive fees	7.9%	10.7%	11.6%	(9.4)%	(7.0)%	(6.3)%	2.3%	3.4%		1.3%
Incentive fees	—%	—%	—%	—%	—%	—%	(0.4)%	(0.6)%		(0.0	)%*****

Total return after incentive fees	7.9%	10.7%	11.6%	(9.4)%	(7.0)%	(6.3)%	1.9%	2.8%		1.3%

***	Annualized.
****	Interest income less total expenses.
*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, swaps and option contracts. Certain swaps may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 0.3% to 34.2% of the Partnership’s/Master’s contracts are traded OTC.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2013

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk during the reporting period with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

8.	Subsequent Events:

Effective April 1, 2014, the monthly ongoing selling agent fee will be reduced from (i) an annual rate of 4.5% to an annual rate of 2.5% of month-end Net Assets for Class A Units, (ii) an annual rate of 1.875% to an annual rate of 1.25% of month-end Net Assets for Class D Units and (iii) an annual rate of 1.125% to an annual rate of 0.5% of month-end Net Assets for Class Z Units.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2013 and 2012 are summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage/ongoing selling fees	$19,450,359	$(4,557,095)	$(5,624,511)	$11,748,405
Net income (loss)	$18,304,154	$(5,662,055)	$(6,783,286)	$10,624,722
Increase (decrease) in Net Asset Value per Unit of Class A	$95.81	$(30.36)	$(35.68)	$54.78
Increase (decrease) in Net Asset Value per Unit of Class D	$93.91	$(21.03)	$(25.49)	$55.40
Increase (decrease) in Net Asset Value per Unit of Class Z	$95.73	$(19.15)	$(23.50)	$56.87

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage/ongoing selling fees	$(1,305,815)	$1,241,329	$(13,451,253)	$(4,801,033)
Net income (loss)	$(2,376,441)	$38,148	$(14,739,947)	$(6,170,116)
Increase (decrease) in Net Asset Value per Unit of Class A	$(10.66)	$(1.19)	$(69.82)	$(29.53)
Increase (decrease) in Net Asset Value per Unit of Class D	$(3.15)	$5.26	$(54.66)	$(18.97)
Increase (decrease) in Net Asset Value per Unit of Class Z	$(1.33)	$6.98	$(52.16)	$(16.82)

To the Limited Partners of

CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu President and Director Ceres Managed Futures LLC General Partner, CMF Winton Master L.P.

Ceres Managed Futures LLC
522 Fifth Avenue 14th Floor New York, NY 10036 855-672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

CMF Winton Master L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Equity in trading account:
Cash (Note 3c)	$564,039,261	$635,259,818
Cash margin (Note 3c)	107,350,321	115,113,218
Net unrealized appreciation on open futures contracts	33,840,928	12,365,331

Total assets	$705,230,510	$762,738,367

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$115,667	$2,773,634
Accrued expenses:
Professional fees	42,089	54,220
Clearing fees due to MS&Co	24,849	—
Redemptions payable	4,098,473	—

Total liabilities	4,281,078	2,827,854

Partners’ Capital:
General Partner, 0.0000 unit equivalents at December 31, 2013 and 2012	—	—
Limited Partners, 254,353.1742 and 317,839.6063 Redeemable Units outstanding at December 31, 2013 and 2012, respectively	700,949,432	759,910,513

Total liabilities and partners’ capital	$705,230,510	$762,738,367

Net asset value per unit	$2,755.81	$2,390.86

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2013

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	5,373	$3,425,223	0.49%
Energy	746	576,160	0.08
Grains	1,016	(786,962)	(0.11)
Indices	8,741	24,136,220	3.44
Interest Rates U.S.	12,228	(645,879)	(0.09)
Interest Rates Non-U.S.	8,735	(4,849,383)	(0.69)
Livestock	289	(289,625)	(0.04)
Metals	11	3,818	0.00 *
Softs	468	151,075	0.02

Total futures contracts purchased		21,720,647	3.10

Futures Contracts Sold
Currencies	3,983	4,415,774	0.63
Energy	325	(738,808)	(0.11)
Grains	2,677	4,043,353	0.58
Indices	44	(3,185)	(0.00)*
Interest Rates U.S.	380	493,922	0.07
Interest Rates Non-U.S.	1,347	172,152	0.02
Livestock	159	(94,560)	(0.01)
Metals	767	3,636,285	0.52
Softs	943	195,348	0.03

Total futures contracts sold		12,120,281	1.73

Unrealized Appreciation on Open Forward Contracts
Currencies	$308,684,628	3,159,694	0.45
Metals	409	772,295	0.11

Total unrealized appreciation on open forward contracts		3,931,989	0.56

Unrealized Depreciation on Open Forward Contracts
Currencies	$244,487,457	(2,888,671)	(0.41)
Metals	682	(1,158,985)	(0.17)

Total unrealized depreciation on open forward contracts		(4,047,656)	(0.58)

Net fair value		$33,725,261	4.81%

*	Due to rounding.

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

CMF Winton Master L.P.

Statements of Income and Expenses

for the years ended

December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment Income:
Interest income	$248,684	$450,351	$275,575

Expenses:
Clearing fees	898,837	965,576	478,247
Professional fees	122,213	95,684	97,568

Total expenses	1,021,050	1,061,260	575,815

Net investment income (loss)	(772,366)	(610,909)	(300,240)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	81,943,704	(18,146,812)	89,756,766
Change in net unrealized gains (losses) on open contracts	24,133,563	(7,281,223)	(10,077,200)

Total trading results	106,077,267	(25,428,035)	79,679,566

Net income (loss)	$105,304,901	$(26,038,944)	$79,379,326

Net income (loss) per unit* (Note 6)	$365.82	$(78.10)	$216.22

Weighted average units outstanding	292,249.3714	333,921.0463	381,489.6331

*	Based on change in net asset value per unit before distribution of interest income to feeder funds.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2013, 2012 and 2011

Partners’ Capital
Partners’ Capital at December 31, 2010	$883,719,871
Net income (loss)	79,379,326
Subscriptions of 113,373.5444 Redeemable Units	265,775,380
Redemptions of 172,439.7427 Redeemable Units	(406,325,226)
Distribution of interest income to feeder funds	(275,575)

Partners’ Capital at December 31, 2011	822,273,776
Net income (loss)	(26,038,944)
Subscriptions of 47,976.9386 Redeemable Units	117,157,420
Redemptions of 62,996.0606 Redeemable Units	(153,031,388)
Distribution of interest income to feeder funds	(450,351)

Partners’ Capital at December 31, 2012	759,910,513
Net income (loss)	105,304,901
Subscriptions of 28,577.2321 Redeemable Units	71,774,198
Redemptions of 92,063.6642 Redeemable Units	(235,791,496)
Distribution of interest income to feeder funds	(248,684)

Partners’ Capital at December 31, 2013	$700,949,432

Net asset value per unit:

2011:	$2,470.34

2012:	$2,390.86

2013:	$2,755.81

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Master are made by the Advisor (defined below).

On November 1, 2004 (commencement of trading operations), CMF Winton Feeder I L.P. (“Winton Feeder”) allocated substantially all of its capital, and Diversified Multi-Advisor Futures Fund L.P. (“Diversified”) and Orion Futures Fund L.P. (“Orion”) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Redeemable Units with cash equal to $2,000,000. Orion purchased 35,389.8399 Redeemable Units with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Diversified purchased 15,054.1946 Redeemable Units with cash equal to $14,251,586 and a contribution of open commodity futures and forward contracts with a fair value of $802,609. On December 31, 2013, Diversified redeemed its investment in the Master. This amounted to 1,474.7838 Redeemable Units with cash equal to $4,064,224. On December 1, 2004, Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 52,981.2908 Redeemable Units with cash equal to $57,471,493. On August 31, 2011, Tactical Diversified redeemed its investment in the Master. This amounted to 12,054.4847 Redeemable Units with cash equal to $29,538,004. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 5,741.8230 Redeemable Units with cash equal to $7,000,000. On February 1, 2007, Managed Futures Premier Abingdon L.P. (formerly, Abingdon Futures Fund L.P.) (“Abingdon”) allocated a portion of its capital to the Master and purchased 9,017.0917 Redeemable Units with cash equal to $12,945,000. On March 1, 2007, Global Futures Fund Ltd. (“Global Futures”) allocated a portion of its capital to the Master and purchased 1,875.7046 Redeemable Units with cash equal to $2,500,000. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (“Orion Cayman”) allocated a portion of its capital to the Master and purchased 319.5126 Redeemable Units with cash equal to $640,000. On June 30, 2013, Orion Cayman redeemed its investment in the Master. This amounted to 424.4000 Redeemable Units with cash equal to $1,067,417. On June 1, 2013, Morgan Stanley Managed Futures Custom Solutions Fund L.P. (“Custom Solutions”) allocated a portion of its capital to the Master and purchased 383.1755 Redeemable Units with cash equal to $1,000,000. The Master was formed to permit commodity pools managed by Winton Capital Management Limited (the “Advisor”) using the Diversified Program without Equities (formerly the Diversified Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

During the period covered by this report, the Master’s commodity brokers were Citigroup Global Markets Inc. (“CGM”) and Morgan Stanley & Co. LLC (“MS&Co.”).

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

Prior to Diversified’s full redemption on December 31, 2013, the Master’s investors consist of Diversified, Orion, Winton Feeder, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions (each a “Feeder,” collectively the “Funds”). Diversified, Orion, Winton Feeder, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions owned approximately 0.6%, 67.3%, 0.2%, 0.8%, 29.9%, 0.8%, and 0.4% of the Master at December 31, 2013, respectively. Diversified, Orion, Winton Feeder, Institutional Portfolio, Abingdon, Global Futures and Orion Cayman owned approximately 0.7%, 67.8%, 0.1%, 2.0%, 27.8%, 1.2%, and 0.4% of the Master at December 31, 2012, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2024: or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.	Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

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

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Master considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2013 and 2012, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$45,516,541	$45,516,541	$—	$—
Forwards	3,931,989	772,295	3,159,694	—

Total Assets	49,448,530	46,288,836	3,159,694	—

Liabilities
Futures	11,675,613	11,675,613	—	—
Forwards	4,047,656	1,158,985	2,888,671	—

Total Liabilities	15,723,269	12,834,598	2,888,671	—

Net fair value	$33,725,261	$33,454,238	$271,023	$—

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$30,895,566	$30,895,566	$—	$—
Forwards	3,228,465	651,293	2,577,172	—

Total Assets	34,124,031	31,546,859	2,577,172	—

Liabilities
Futures	18,530,235	18,530,235	—	—
Forwards	6,002,099	4,403,157	1,598,942	—

Total Liabilities	24,532,334	22,933,392	1,598,942	—

Net fair value	$9,591,697	$8,613,467	$978,230	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

j.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustments to or disclosure in the financial statements.

k.

Recent Accounting Pronouncements.    In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Master is currently evaluating the impact this pronouncement would have on the financial statements.

l.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner, CGM or MS&Co. and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

During the second quarter of 2013, the Master entered into a foreign exchange brokerage account agreement with MS&Co. Prior to and during part of third quarter of 2013, the Master was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Master entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Master has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, CGM provided services to the Master, including, among other things, the execution and clearing of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) were borne by the Master and allocated to the Funds. All other fees including CGM’s direct brokerage were borne by the Funds. During the term of the CGM Customer Agreement, all of the Master’s assets were deposited in the Master’s account at CGM. The Master’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2012, the amount of cash held by the Master for margin requirements was $115,113,218.

Under the MS&Co. Customer Agreement and the foreign exchange account agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2013, the amount of cash held by the Master for margin requirements was $107,350,321. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement with the Master gives, and the CGM Customer Agreement with the Master gave, the Master the legal right to net unrealized gains and losses on open futures and forwards contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2013 and 2012 were 41,643 and 54,021, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2013 and 2012 were 1,388 and 2,235, respectively. The monthly average notional values of currency forward contracts held during the years ended December 31, 2013 and 2012 were $718,473,935 and $684,571,194, respectively. The monthly average number of options contracts traded during the years ended December 31, 2013 and 2012 were 0 and 182, respectively.

On January 1, 2013, the Master adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Reporting Financial Standards. The new guidance did not have a significant impact on the Master’s financial statements.

The following tables summarize the valuation of the Master’s investments as of December 31, 2013 and 2012, respectively.

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$45,516,541	$(11,675,613)	$33,840,928
Forwards	3,931,988	(3,931,988)	—

Total Assets	$49,448,529	$(15,607,601)	$33,840,928

Liabilities
Futures	$(11,675,613)	$11,675,613	$—
Forwards	(4,047,655)	3,931,988	(115,667)

Total Liabilities	$(15,723,268)	$15,607,601	$(115,667)

Net fair value			$33,725,261

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$30,895,567	$(18,530,236)	$12,365,331
Forwards	3,228,465	(3,228,465)	—

Total Assets	$34,124,032	$(21,758,701)	$12,365,331

Liabilities
Futures	$(18,530,236)	$18,530,236	$—
Forwards	(6,002,099)	3,228,465	(2,773,634)

Total Liabilities	$(24,532,335)	$21,758,701	$(2,773,634)

Net fair value			$9,591,697

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of December 31, 2013 and 2012.

December 31, 2013
Assets
Futures Contracts
Currencies	$8,324,459
Energy	940,914
Grains	4,228,107
Indices	24,218,539
Interest Rates U.S.	2,146,216
Interest Rates Non-U.S.	1,094,740
Livestock	16,200
Metals	3,683,040
Softs	864,325

Total unrealized appreciation on open futures contracts	$45,516,540

Liabilities
Futures Contracts
Currencies	$(483,462)
Energy	(1,103,562)
Grains	(971,716)
Indices	(85,504)
Interest Rates U.S.	(2,298,173)
Interest Rates Non-U.S.	(5,771,971)
Livestock	(400,385)
Metals	(42,937)
Softs	(517,902)

Total unrealized depreciation on open futures contracts	$(11,675,612)

Net unrealized appreciation on open futures contracts	$33,840,928 *

December 31, 2013
Assets
Forward Contracts
Currencies	$3,159,694
Metals	772,295

Total unrealized appreciation on open forward contracts	$3,931,989

Liabilities
Forward Contracts
Currencies	$(2,888,671)
Metals	(1,158,985)

Total unrealized depreciation on open forward contracts	$(4,047,656)

Net unrealized depreciation on open forward contracts	$(115,667)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

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

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2013, 2012 and 2011.

Sector	2013	2012		2011
Currencies	$22,641,168	$(31,218,295)		$522,432
Energy	(19,506,921)	(24,658,175)		1,964,631
Grains	12,720,641	(12,688,994)		(4,917,914)
Indices	118,746,353	7,430,770		(14,405,969)
Interest Rates U.S.	(27,294,562)	19,398,580		31,680,751
Interest Rates Non-U.S.	(29,539,424)	44,517,655		45,040,584
Livestock	1,728,125	497,494		(593,735)
Metals	22,484,013	(24,677,881)		14,687,201
Softs	4,097,874	(4,029,189)		5,701,585

Total	$106,077,267 ***	$(25,428,035	)***	$79,679,566 ***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

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

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net realized and unrealized gains (losses)*	$365.34	$(79.20)	$215.80
Interest income	0.87	1.38	0.70
Expenses**	(0.39)	(0.28)	(0.28)

Increase (decrease) for the year	365.82	(78.10)	216.22
Distribution of interest income to feeder funds	(0.87)	(1.38)	(0.70)
Net asset value per unit, beginning of year	2,390.86	2,470.34	2,254.82

Net asset value per unit, end of year	$2,755.81	$2,390.86	$2,470.34

*	Includes clearing fees.
**	Excludes clearing fees.

	2013	2012	2011
Ratios to average net assets:
Net investment income (loss)***	(0.1)%	(0.1)%	(0.0	)%****

Operating expenses	0.1%	0.1%	0.1%

Total return	15.3%	(3.2)%	9.6%

***	Interest income less total expenses.
****	Due to rounding.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statement of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Master’s counterparty is an exchange or clearing organization. The Master continues to be subject to such risks with respect to MS&Co.

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

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2013

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

Selected unaudited quarterly financial data for Winton Master for the years ended December 31, 2013 and 2012 are summarized below.

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$72,592,650	$(7,716,872)	$(9,814,334)	$50,365,670
Net income (loss)	$72,574,281	$(7,736,884)	$(9,845,081)	$50,312,585
Increase (decrease) in net asset value per unit	$269.61	$(28.55)	$(39.06)	$163.82

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$4,490,191	$12,800,547	$(36,519,785)	$(6,714,213)
Net income (loss)	$4,452,825	$12,783,347	$(36,537,890)	$(6,737,226)
Increase (decrease) in net asset value per unit	$15.59	$36.20	$(109.31)	$(20.58)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (née Ng) (Chief Financial Officer), Jeremy Beal (Chairman of the Board of Directors), Colbert Narcisse (Director), Craig Abruzzo (Director), Harry Handler (Director) and Patrick T. Egan (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Alper Daglioglu, Alice Lonero (née Ng), Jeremy Beal and Patrick T. Egan serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010. He has served as President of the General Partner since August 2013, has been registered as an associated person of the General Partner since October 2013, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. He has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (née Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero has served as Chief Financial Officer of the General Partner since September 2013 and has been listed as a principal of the General Partner since October 2013. Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May

2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of listed and over-the-counter derivative Clearing for MS&Co., where his responsibilities include oversight of the institutional over-the-counter swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his Juris Doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the

General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no officers or directors. Its affairs are managed by the General Partner. Prior to and for part of the fourth quarter of 2013, CGM, an affiliate of the General Partner, was the commodity broker for the Partnership and received brokerage fees for such services as described under “Item 1. Business.” During the fourth quarter of 2013, MS&Co., an affiliate of the General Partner became the commodity broker for the Partnership. MS&Co. receives certain clearing fees for such services as described under “Item 1. Business.” During the fourth quarter of 2013, Morgan Stanley Wealth Management, an affiliate of the General Partner and a selling agent for the Partnership, began to receive a selling agent fee for its services as described under “Item 1. Business.” Brokerage/ongoing selling agent fees and clearing fees of $9,407,633 were earned by CGM, MS&Co. and Morgan Stanley Wealth Management for the year ended December 31, 2013. Management fees of $3,174,889 were earned by the Advisor for the year ended December 31, 2013. Administrative fees of $1,058,297 were earned by the General Partner for the year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
Class Z General Partner unit equivalents	General Partner	2,308.9070	1.3%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2013 and 2012 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2013	$60,300
2012	$56,100

(2) Audit-Related Fees. None.

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K-1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2013	$24,860
2012	$23,550

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2013 and 2012.

Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

Statements of Changes in Partners’ Capital for the year ended December 31, 2013, 2012 and 2011.

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

10.1(a)

Customer Agreement between the Partnership, the General Partner and Citigroup Global Markets Inc., dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.1(b)

Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.1(b) to the Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

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

10.3(a)

Agency Agreement between the Partnership, Citigroup Managed Futures LLC and Citigroup Global Markets Inc., dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.3(b)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.4	Form of Subscription Agreement for Credit Suisse Securities LLC (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Form of Subscription Agreement for Morgan Stanley Smith Barney LLC (filed as Exhibit 10.5 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Form of Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc., and Credit Suisse Securities, (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Form 10-Q, filed on November 14, 2011 and incorporated herein by reference).

10.7(a)	Escrow Agreement among the General Partner and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.8(a) to the Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

10.7(b)	Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4th, 2013 (filed as Exhibit 10.8(b) to the Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

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

Alper Daglioglu President & Director Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alper Daglioglu	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Alper Daglioglu	Colbert Narcisse	Patrick T. Egan
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 28, 2014	Date: March 28, 2014	Date: March 28, 2014

/s/ Alice Lonero	/s/ Harry Handler	/s/ Jeremy Beal
Alice Lonero	Harry Handler	Jeremy Beal
Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC Date: March 28, 2014	Director Ceres Managed Futures LLC Date: March 28, 2014
Date: March 28, 2014

/s/ Craig Abruzzo
Craig Abruzzo
Director Ceres Managed Futures LLC
Date: March 28, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.