Form 10-Q
period 2014-03-31
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2014-05-14
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes     No X

As of April 30, 2014, there were 140,692.7872 Limited Partnership Redeemable Units of Class A outstanding, 8,284.6446 Limited Partnership Redeemable Units of Class D outstanding and 418.1492 Limited Partnership Redeemable Units of Class Z outstanding.

MANAGED FUTURES PREMIER ABINGDON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$187,591,354	$210,999,080
Cash	321,337	244,482

Total assets	$187,912,691	$211,243,562

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$677,477	$752,273
Management fees	233,757	262,923
Administrative fees	77,919	87,641
Other	229,609	152,755
Redemptions payable	4,140,375	6,586,491

Total liabilities	5,359,137	7,842,083

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at March 31, 2014 and December 31, 2013	—	—
General Partner, Class D, 0.0000 unit equivalents outstanding at March 31, 2014 and December 31, 2013	—	—
General Partner, Class Z, 2,308.9070 unit equivalents outstanding at March 31, 2014 and December 31, 2013	2,422,064	2,446,264
Limited Partners, Class A, 150,200.4352 and 160,634.8682 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	170,997,294	186,273,315
Limited Partners, Class D, 8,284.6446 and 13,318.4176 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	8,674,922	14,111,594
Limited Partners, Class Z, 437.8172 and 538.2952 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	459,274	570,306

Total partners’ capital	182,553,554	203,401,479

Total liabilities and partners’ capital	$187,912,691	$211,243,562

Class A, net asset value per unit	$1,138.46	$1,159.61

Class D, net asset value per unit	$1,047.11	$1,059.55

Class Z, net asset value per unit	$1,049.01	$1,059.49

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Income:
Interest income allocated from Master	$12,092	$25,595

Expenses:
Expenses allocated from Master	73,700	81,512
Ongoing selling agent fees	2,088,281	2,330,955
Management fees	727,507	804,908
Administrative fees	242,503	268,302
Other	76,854	50,473

Total expenses	3,208,845	3,536,150

Net investment income (loss)	(3,196,753)	(3,510,555)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	4,128,090	14,709,447
Change in net unrealized gains (losses) on open contracts allocated from Master	(4,622,601)	(574,170)

Total trading results allocated from Master	(494,511)	14,135,277

Net income (loss)	(3,691,264)	10,624,722

Net income (loss) allocated from Master
Class A	(3,533,716)	9,874,229

Class D	(125,035)	569,904

Class Z	(32,513)	180,589

Net asset value per redeemable unit
Class A (150,200.4352 and 171,555.4272 units outstanding at March 31, 2014 and 2013, respectively)	$1,138.46	$1,129.84

Class D (8,284.6446 and 10,287.6586 units outstanding at March 31, 2014 and 2013, respectively)	$1,047.11	$1,012.16

Class Z (2,746.7242 and 3,175.6222 units outstanding at March 31, 2014 and 2013, respectively)	$1,049.01	$1,006.41

Net income (loss) per redeemable unit*
Class A	$(21.15)	$54.78

Class D	$(12.44)	$55.40

Class Z	$(10.48)	$56.87

Weighted average units outstanding
Class A	157,498.8515	180,736.3339

Class D	11,640.4933	10,287.6586

Class Z	2,780.2169	3,175.6222

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partner’s Capital, December 31, 2013	$186,273,315	160,634.8682	$14,111,594	13,318.4176	$3,016,570	2,847.2022	$203,401,479	176,800.4880
Subscriptions—Limited Partners	6,309,601	5,519.9550	—	—	—	—	6,309,601	5,519.9550
Net income (loss)	(3,533,716)	—	(125,035)	—	(32,513)	—	(3,691,264)	—
Redemptions—Limited Partners	(18,051,906)	(15,954.3880)	(5,311,637)	(5,033.7730)	(102,719)	(100.4780)	(23,466,262)	(21,088.6390)

Partners’ Capital, March 31, 2014	$170,997,294	150,200.4352	$8,674,922	8,284.6446	$2,881,338	2,746.7242	$182,553,554	161,231.8040

Partner’s Capital, December 31, 2012	$192,728,746	179,273.0292	$9,842,846	10,287.6586	$3,015,374	3,175.6222	$205,586,966	192,736.3100
Subscriptions—Limited Partners	9,190,883	8,368.3180	—	—	—	—	9,190,883	8,368.3180
Net income (loss)	9,874,229	—	569,904	—	180,589	—	10,624,722	—
Redemptions—Limited Partners	(17,963,649)	(16,085.9200)	—	—	—	—	(17,963,649)	(16,085.9200)

Partners’ Capital, March 31, 2013	$193,830,209	171,555.4272	$10,412,750	10,287.6586	$3,195,963	3,175.6222	$207,438,922	185,018.7080

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2014, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the three months ended March 31, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master was formed in order to permit accounts managed by the Advisor using the Diversified Trading Program Without Equities (formerly the Diversified Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated.

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z Units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A Units, Class D Units, and Class Z Units are identical, except that Class D Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 1.875% (a 1.875% annual rate) of the Net Assets of Class D as of the ending of each month, and Class Z Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 1.125% (a 1.125% annual rate) of the Net Assets of Class Z as of the ending of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12th of 4.5% (a 4.5% annual rate) of the net assets of Class A.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2014.

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

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to an annual rate of (i) 4.5% of the Partnership’s month-end net assets for Class A Units, (ii) 1.875% of the Partnership’s month-end net assets for Class D Units and (iii) 1.125% of the Partnership’s month-end net assets for Class Z Units. The selling agent fee received by Morgan Stanley Wealth Management will be shared with other properly licensed and/or registered selling agents and to financial advisers of who have sold Redeemable Units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from (i) an annual rate of 4.5% to an annual rate of 2.5% of month-end Net Assets for Class A Units, (ii) an annual rate of 1.875% to an annual rate of 1.25% of month-end Net Assets for Class D Units and (iii) an annual rate of 1.125% to an annual rate of 0.5% of month-end Net Assets for Class Z Units.

Certain prior period amounts have been reclassified to conform to current year presentation. Amounts reported on the Statements of Income and Expenses as ongoing selling agent fees were previously presented as brokerage fees.

        At March 31, 2014 and December 31, 2013, the Partnership owned approximately 29.2% and 29.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the three months ended March 31, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered by this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2014 and 2013 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$517,892,174	$564,039,261
Cash margin	105,502,677	107,350,321
Net unrealized appreciation on open futures contracts	14,492,806	33,840,928
Net unrealized appreciation on open forward contracts	3,685,015	—

Total assets	$641,572,672	$705,230,510

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$115,667
Accrued expenses:
Professional fees	65,215	42,089
Clearing fees due to MS&Co.	23,186	24,849
Redemptions payable	—	4,098,473

Total liabilities	88,401	4,281,078

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2014 and December 31, 2013	—	—
Limited Partners, 233,190.8491 and 254,353.1742 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	641,484,271	700,949,432

Total liabilities and partners’ capital	$641,572,672	$705,230,510

Net asset value per unit	$2,750.90	$2,755.81

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	5,943	$(1,546,986)	(0.24)%
Energy	920	(838,080)	(0.13)
Grains	2,449	6,649,441	1.04
Indices	6,745	5,748,322	0.90
Interest Rates U.S.	11,197	(1,660,459)	(0.26)
Interest Rates Non-U.S.	11,202	2,781,590	0.43
Livestock	749	2,517,575	0.39
Metals	13	20,740	0.00 *
Softs	872	322,015	0.05

Total futures contracts purchased		13,994,158	2.18

Futures Contracts Sold
Currencies	3,119	(381,731)	(0.06)
Energy	275	148,839	0.02
Grains	276	(334,240)	(0.05)
Indices	259	(473,259)	(0.07)
Interest Rates Non-U.S.	947	(46,554)	(0.01)
Metals	465	2,226,125	0.35
Softs	392	(640,532)	(0.10)

Total futures contracts sold		498,648	0.08

Net unrealized appreciation on open futures contracts		14,492,806	2.26

Unrealized Appreciation on Open Forward Contracts
Currencies	$348,035,734	5,992,388	0.93
Metals	231	499,583	0.08

Total unrealized appreciation on open forward contracts		6,491,971	1.01

Unrealized Depreciation on Open Forward Contracts
Currencies	$184,264,059	(2,215,456)	(0.35)
Metals	295	(591,500)	(0.09)

Total unrealized depreciation on open forward contracts		(2,806,956)	(0.44)

Net unrealized appreciation on open forward contracts		3,685,015	0.57

Net fair value		$18,177,821	2.83%

* Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2013

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	5,373	$3,425,223	0.49%
Energy	746	576,160	0.08
Grains	1,016	(786,962)	(0.11)
Indices	8,741	24,136,220	3.44
Interest Rates U.S.	12,228	(645,879)	(0.09)
Interest Rates Non-U.S.	8,735	(4,849,383)	(0.69)
Livestock	289	(289,625)	(0.04)
Metals	11	3,818	0.00 *
Softs	468	151,075	0.02

Total futures contracts purchased		21,720,647	3.10

Futures Contracts Sold
Currencies	3,983	4,415,774	0.63
Energy	325	(738,808)	(0.11)
Grains	2,677	4,043,353	0.58
Indices	44	(3,185)	(0.00)*
Interest Rates U.S.	380	493,922	0.07
Interest Rates Non-U.S.	1,347	172,152	0.02
Livestock	159	(94,560)	(0.01)
Metals	767	3,636,285	0.52
Softs	943	195,348	0.03

Total futures contracts sold		12,120,281	1.73

Net unrealized appreciation on open futures contracts		33,840,928	4.83
Unrealized Appreciation on Open Forward Contracts
Currencies	$308,684,628	3,159,694	0.45
Metals	409	772,295	0.11

Total unrealized appreciation on open forward contracts		3,931,989	0.56

Unrealized Depreciation on Open Forward Contracts
Currencies	$244,487,457	(2,888,671)	(0.41)
Metals	682	(1,158,985)	(0.17)

Total unrealized depreciation on open forward contracts		(4,047,656)	(0.58)

Net unrealized depreciation on open forward contracts		(115,667)	(0.02)
Net fair value		$33,725,261	4.81%

*	Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income	$47,993	$106,673

Expenses:
Clearing fees	225,255	235,995
Professional fees	23,126	53,085

Total expenses	248,381	289,080

Net investment income (loss)	(200,388)	(182,407)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	14,141,943	51,454,566
Change in net unrealized gains (losses) on open contracts	(15,547,440)	(959,574)

Total trading results	(1,405,497)	50,494,992

Net income (loss)	(1,605,885)	50,312,585
Subscriptions — Limited Partners	20,895,025	16,152,190
Redemptions — Limited Partners	(78,706,308)	(61,172,778)
Distribution of interest income to feeder funds	(47,993)	(106,673)

Net increase (decrease) in Partners’ Capital	(59,465,161)	5,185,324
Partners’ Capital, beginning of period	700,949,432	759,910,513

Partners’ Capital, end of period	$641,484,271	$765,095,837

Net asset value per unit (233,190.8491 and 299,528.8786 units outstanding at March 31, 2014 and 2013, respectively)	$2,750.90	$2,554.33

Net income (loss) per unit *	$(4.71)	$163.82

Weighted average units outstanding	249,639.0970	314,538.6617

*	Based on changes in net asset value per unit before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for each Class for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$(15.04)	$(6.85)	$(4.87)	$60.55	$60.56	$61.99
Interest Income allocated from Master	0.07	0.07	0.05	0.13	0.12	0.12
Expenses **	(6.18)	(5.66)	(5.66)	(5.90)	(5.28)	(5.24)

Increase (decrease) for the period	(21.15)	(12.44)	(10.48)	54.78	55.40	56.87
Net Asset Value per Redeemable Unit, beginning of period	1,159.61	1,059.55	1,059.49	1,075.06	956.76	949.54

Net Asset Value per Redeemable Unit, end of period	$1,138.46	$1,047.11	$1,049.01	$1,129.84	$1,012.16	$1,006.41

*	Includes ongoing selling agent fees and clearing fees allocated from the Master.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master.

	Three Months Ended March 31,
	2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:***
Net investment income (loss)	(7.0)%	(4.5)%	(3.3)%	(7.1)	(4.2)	(3.4)%
Incentive fees	—%	—%	—%	—%	—%	—%

Net investment loss before incentive fees ****	(7.0)%	(4.5)%	(3.3)%	(7.1)	(4.2)	(3.4)%

Operating expenses	7.0%	4.6%	3.3%	7.1%	4.2%	3.5%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses and incentive fees	7.0%	4.6%	3.3%	7.1	4.2	3.5%

Total return:
Total return before incentive fees	(1.8)%	(1.2)%	(1.0)%	5.1%	5.8%	6.0%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(1.8)%	(1.2)%	(1.0)%	5.1%	5.8%	6.0%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2014	2013

Net realized and unrealized gains (losses) *	$(4.81)	$163.64
Interest income	0.20	0.35
Expenses **	(0.10)	(0.17)

Increase (decrease) for the period	(4.71)	163.82
Distribution	(0.20)	(0.35)
Net asset Value per Redeemable Unit, beginning of period	2,755.81	2,390.86

Net asset Value per Redeemable Unit, end of period	$2,750.90	$2,554.33

*	Includes clearing fees.

**	Excludes clearing fees ..

	Three Months Ended March 31,
	2014	2013

Ratios to Average Net Assets:****
Net investment income (loss)***	(0.1)%	(0.1)%

Operating expenses	0.2%	0.2%

Total return	(0.2)%	6.9%

***	Interest income less total expenses (exclusive of incentive fees).

****	Annualized.

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

The customer agreement between the Partnership, the Master and MS&Co. gives, and the customer agreements among the Partnership, the Master and CGM gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Brokerage fees previously paid to CGM were calculated as a percentage of the adjusted net asset value per class on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership.

All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to its limited partners, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2014 and 2013 was 48,175 and 41,806, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2014 and 2013 was 709 and 989, respectively. The average notional value of currency forward contracts during the three months ended March 31, 2014 and 2013 was $621,656,667 and $523,662,290, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

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

The following tables summarize the valuation of the Master’s investments as of March 31, 2014 and December 31, 2013, respectively.

March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$27,281,686	$(12,788,880)	$14,492,806
Forwards	6,491,971	(2,806,956)	3,685,015

Total assets	$33,773,657	$(15,595,836)	$18,177,821

Liabilities
Futures	$(12,788,880)	$12,788,880	$—
Forwards	(2,806,956)	2,806,956	—

Total liabilities	$(15,595,836)	$15,595,836	$—

Net fair value			$18,177,821

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$45,516,541	$(11,675,613)	$33,840,928
Forwards	3,931,988	(3,931,988)	—

Total assets	$49,448,529	$(15,607,601)	$33,840,928

Liabilities
Futures	$(11,675,613)	$11,675,613	$—
Forwards	(4,047,655)	3,931,988	(115,667)

Total liabilities	$(15,723,268)	$15,607,601	$(115,667)

Net fair value			$33,725,261

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2014 and December 31, 2013.

March 31, 2014
Assets
Futures Contracts
Currencies	$2,131,636
Energy	400,158
Grains	6,742,275
Indices	7,140,736
Interest Rates U.S.	1,398,875
Interest Rates Non-U.S.	3,526,500
Livestock	2,608,840
Metals	2,317,632
Softs	1,015,034

Total unrealized appreciation on open futures contracts	$27,281,686

Liabilities
Futures Contracts
Currencies	$(4,060,353)
Energy	(1,089,399)
Grains	(427,074)
Indices	(1,865,673)
Interest Rates U.S.	(3,059,334)
Interest Rates Non-U.S.	(791,464)
Livestock	(91,265)
Metals	(70,767)
Softs	(1,333,551)

Total unrealized depreciation on open futures contracts	$(12,788,880)

Net unrealized appreciation on open futures contracts	$14,492,806 *

March 31, 2014
Assets
Forward Contracts
Currencies	$5,992,388
Metals	499,583

Total unrealized appreciation on open forward contracts	$6,491,971

Liabilities
Forward Contracts
Currencies	$(2,215,456)
Metals	(591,500)

Total unrealized depreciation on open forward contracts	$(2,806,956)

Net unrealized appreciation on open forward contracts	$3,685,015 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
Sector	2014		2013
Currencies	$(173,020)		$11,567,292
Energy	903,931		(177,280)
Grains	4,144,453		1,902,272
Indices	(12,692,120)		43,579,627
Interest Rates U.S.	(3,148,842)		(4,537,286)
Interest Rates Non-U.S.	17,837,661		(1,953,251)
Livestock	4,251,797		719,622
Metals	(7,842,119)		(2,776,581)
Softs	(4,687,238)		2,170,577

Total	$(1,405,497	)***	$50,494,992 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

4.	Fair Value Measurements:

Partnership’s Investments. The Partnership values its investment in the Master at the Master’s net asset value per unit per Class as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2013.

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

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$187,591,354	$—	$187,591,354	$—

Net fair value	$187,591,354	$—	$187,591,354	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$210,999,080	$—	$210,999,080	$—

Net fair value	$210,999,080	$—	$210,999,080	$—

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

March 31, 2014

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

The Master considers prices for exchange-traded commodity futures, forwards, options and swaps contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$27,281,686	$27,281,686	$—	$—
Forwards	6,491,971	499,583	5,992,388	—

Total Assets	$33,773,657	$27,781,269	$5,992,388	$—

Liabilities
Futures	$12,788,880	$12,788,880	$—	$—
Forwards	2,806,956	591,500	2,215,456	—

Total Liabilities	$15,595,836	$13,380,380	$2,215,456	$—

Net fair value	$18,177,821	$14,400,889	$3,776,932	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$45,516,541	$45,516,541	$—	$—
Forwards	3,931,989	772,295	3,159,694	—

Total Assets	$49,448,530	$46,288,836	$3,159,694	$—

Liabilities
Futures	$11,675,613	$11,675,613	$—	$—
Forwards	4,047,656	1,158,985	2,888,671	—

Total Liabilities	$15,723,269	$12,834,598	$2,888,671	$—

Net fair value	$33,725,261	$33,454,238	$271,023	$—

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 22.7% to 29.0% of the Partnership’s/Master’s contracts are traded OTC.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk during the reporting period with respect to exchange-traded instruments is reduced to the extent that, through CGM or MS&Co., the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

Partnership’s Investments. The Partnership values its investment in the Master at the Master’s net asset value per unit per Class as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2013.

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

The Partnership values investments in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that other than as referenced in Note 1 to the Financial Statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2014.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. For the three months ended March 31, 2014, Partnership capital decreased 10.2% from $203,401,479 to $182,553,554. This decrease was attributable to a net loss of $3,691,264, coupled with redemptions of 15,954.3880 Redeemable Units of Class A totaling $18,051,906, redemptions of 5,033.7730 Redeemable Units of Class D totaling $5,311,637 and redemptions of 100.4780 Redeemable Units of Class Z totaling $102,719. This decrease was partially offset by subscriptions of 5,519.9550 Redeemable Units of Class A totaling $6,309,601.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2014, the Master’s capital decreased 8.5% from $700,949,432 to $641,484,271. This decrease was attributable to redemptions for 28,838.9741 units totaling $78,706,308, distributions of interest income to feeder funds totaling $47,993, and a net loss of $1,605,885. This decrease was partially offset by subscriptions of 7,676.6490 units totaling $20,895,025. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014, the net asset value per unit for Class A decreased 1.8% from $1,159.61 to $1,138.46, as compared to an increase of 5.1% in the first quarter of 2013. During the Partnership’s first quarter of 2014, the net asset value per unit for Class D decreased 1.2% from $1,059.55 to $1,047.11, as compared to an increase of 5.8% in the first quarter of 2013. During the Partnership’s first quarter of 2014, the net asset value per unit for Class Z decreased 1.0% from $1,059.49 to $1,049.01, as compared to an increase of 6.0% in the first quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2014 of $494,511. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. interest rates, metals, softs, and indices, and were partially offset by gains in grains, livestock, energy, and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2013 of $14,135,277. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, livestock and softs, and were partially offset by losses in energy, U.S. and non-U.S. interest rates and metals.

During the first quarter, the Partnership recorded a loss in Net Asset Value per Unit as trading losses in global stock index and metals futures offset trading gains in the global interest rate, agricultural and energy sectors. Trading results in currencies were relatively flat for the quarter and had no material impact on the Fund’s performance. The most significant losses were recorded within the global stock index sector during January primarily from long positions in U.S. and Asian equity index futures as prices declined amid growing concern that the global economic recovery is faltering. Additional losses were incurred from long positions in European equity index futures during January after reports showed that German industrial confidence during the previous quarter was lower than forecasts predicted. Losses in this sector were also incurred during March from long positions in European equity index futures as prices declined over concern that the situation in Ukraine would escalate hostilities between the U.S. and Russia. Within the metals complex, losses were experienced during January and February from short positions in silver and gold futures as priced moved higher as increased geo-political tensions and discouraging U.S. economic data spurred investor demand for the precious metals. A majority of the Partnership’s losses for the quarter were offset by gains achieved within the global interest rate sector during January from long positions in European fixed income futures as prices advanced amid concerns for stability in many emerging market economies, thus increasing demand for the relative ‘safety’ of government debt. Additional gains in the sector were recorded during February and March from long positions in European fixed income futures as prices advanced as slowing euro-area inflation boosted speculation that the European Central Bank will take more measures to stimulate the economy. Gains within the agricultural sector were recorded during February from long positions in soybean and soybean meal futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates. Smaller gains were recorded from long positions in livestock futures during February and March as prices trended higher. Within the energy sector, gains were achieved primarily during January from long positions in natural gas futures as prices advanced after a U.S. government report showed a record drop in U.S. inventories after cold weather throughout much of the U.S. boosted heating demand.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three months ended March 31, 2014 decreased by $13,503, as compared to the corresponding period in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the adjusted net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three months ended March 31, 2014 decreased by $242,674, as compared to the corresponding period in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower net assets per class during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2014 decreased by $77,401, as compared to the corresponding period in 2013. The decrease in management fees is due to lower net assets per class during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2014 decreased by $25,799, as compared to the corresponding period in 2013. The decrease in administrative fees is due to lower net assets per class during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. There were no incentive fees for the three months ended March 31, 2014 and 2013, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended March 31, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, the Master’s total capitalization was $641,484,271 and the Partnership owned approximately 29.2% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2014 was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$37,522,283	5.85%	$44,665,645	$37,343,469	$39,748,603
Energy	3,120,696	0.49%	5,702,082	2,522,147	4,088,879
Grains	6,464,016	1.01%	6,482,928	2,491,304	4,513,095
Indices	28,251,253	4.40%	38,072,737	26,480,967	32,329,603
Interest Rates U.S.	7,535,666	1.17%	9,591,798	3,884,773	7,749,717
Interest Rates Non-U.S.	13,281,281	2.07%	14,363,361	6,963,948	12,648,293
Livestock	1,046,318	0.16%	1,046,318	379,670	892,305
Metals	6,190,905	0.97%	8,792,587	4,878,593	6,628,872
Softs	2,395,511	0.37%	2,499,906	1,467,041	1,938,072

Total	$105,807,929	16.49%

*	Average of month-end Values at Risk.

As of December 31, 2013, the Master’s total capitalization was $700,949,432 and the Partnership owned approximately 29.9% of the Master. The Partnership invests substaintially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2013 was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately

$233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the

Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2014, there were subscriptions of 5,519.9550 Redeemable Units of Class A totaling $6,309,601. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	7,374.7120	$1,115.75	—	N/A	100.4780	$1,022.30	N/A	N/A
February 1, 2014 - February 28, 2014	4,942.8550	$1,149.78	5,033.7730	$1,055.20	—	N/A	N/A	N/A
March 1, 2014 - March 31, 2014	3,636.8210	$1,138.46	—	N/A	—	N/A	N/A	N/A
	15,954.3880	$1,131.47	5,033.7730	$1,055.20	100.4780	$1,022.30

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

3.2	(a)	Third Amended and Restated Agreement of Limited Partnership, dated March 1, 2011 (filed as Exhibit 3.3(a) to the Form 10-Q filed on May 16, 2011 and incorporated herein by reference).

10.1	(a)	Customer Agreement between the Partnership, the General Partner and CGM, dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.1	(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.1(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2	(a)	Amended and Restated Management Agreement between the Partnership, the General Partner and the Advisor, dated April 29, 2011 (filed as Exhibit 10.2 to the Form 8-K filed on May 2, 2011 and incorporated herein by reference).

	(b)	Letter from the General Partner extending Management Agreement with the Advisor for 2012, dated June 1, 2012 (filed as Exhibit 10.2(c) to the Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.3	(a)	Agency Agreement between the Partnership, the General Partner and CGM, dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(c)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed herewith).

10.4		Form of Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities, (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Form 10-Q, filed on November 14, 2011 and incorporated herein by reference).

10.5		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement (filed as Exhibit 10.6 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	—	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAGED FUTURES PREMIER ABINGDON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer (Principal Accounting Officer)

Date: May 14, 2014