Form 10-Q
period 2014-06-30
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2014-08-13
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes     No X

As of July 31, 2014, there were 136,476.2732 Limited Partnership Redeemable Units of Class A outstanding, 8,284.6446 Limited Partnership Redeemable Units of Class D outstanding and 418.1492 Limited Partnership Redeemable Units of Class Z outstanding.

MANAGED FUTURES PREMIER ABINGDON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$182,420,998	$210,999,080
Cash	302,280	244,482

Total assets	$182,723,278	$211,243,562

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$364,553	$752,273
Management fees	226,881	262,923
Administrative fees	75,627	87,641
Incentive fees	657,743	—
Other	196,479	152,755
Redemptions payable	2,243,370	6,586,491

Total liabilities	3,764,653	7,842,083

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at June 30, 2014 and December 31, 2013	—	—
General Partner, Class D, 0.0000 unit equivalents outstanding at June 30, 2014 and December 31, 2013	—	—
General Partner, Class Z, 2,308.9070 unit equivalents outstanding at June 30, 2014 and December 31, 2013	2,582,051	2,446,264
Limited Partners, Class A, 138,025.2312 and 160,634.8682 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	166,678,377	186,273,315
Limited Partners, Class D, 8,284.6446 and 13,318.4176 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	9,230,581	14,111,594
Limited Partners, Class Z, 418.1492 and 538.2952 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	467,616	570,306

Total partners’ capital	178,958,625	203,401,479

Total liabilities and partners’ capital	$182,723,278	$211,243,562

Class A, net asset value per unit	$1,207.59	$1,159.61

Class D, net asset value per unit	$1,114.18	$1,059.55

Class Z, net asset value per unit	$1,118.30	$1,059.49

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income:
Interest income allocated from Master	$5,996	$10,265	$18,088	$35,860

Expenses:
Expenses allocated from Master	65,823	83,862	139,523	165,374
Ongoing selling agent fees	1,114,182	2,325,580	3,202,463	4,656,535
Management fees	692,606	805,912	1,420,113	1,610,820
Administrative fees	230,869	268,638	473,372	536,940
Incentive fees	657,744	—	657,744	—
Other	50,829	84,225	127,683	134,698

Total expenses	2,812,053	3,568,217	6,020,898	7,104,367

Net investment income (loss)	(2,806,057)	(3,557,952)	(6,002,810)	(7,068,507)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	14,020,318	(3,009,266)	18,148,408	11,700,181
Change in net unrealized gains (losses) on open contracts allocated from Master	(370,618)	(216,068)	(4,993,219)	(790,238)

Total trading results allocated from Master	13,649,700	(3,225,334)	13,155,189	10,909,943

Net income (loss)	10,843,643	(6,783,286)	7,152,379	3,841,436

Net income (loss) allocated from Master
Class A	10,098,394	(6,345,931)	6,564,678	3,528,298

Class D	555,659	(358,221)	430,624	211,683

Class Z	189,590	(79,134)	157,077	101,455

Net asset value per redeemable unit
Class A (138,025.2312 and 174,558.3922 units outstanding at June 30, 2014 and 2013, respectively)	$1,207.59	$1,094.16	$1,207.59	$1,094.16

Class D (8,284.6446 and 12,653.1746 units outstanding at June 30, 2014 and 2013, respectively)	$1,114.18	$986.67	$1,114.18	$986.67

Class Z (2,727.0562 and 3,176.7102 units outstanding at June 30, 2014 and 2013, respectively)	$1,118.30	$982.91	$1,118.30	$982.91

Net income (loss) per redeemable unit*
Class A	$69.13	$(35.68)	$47.98	$19.10

Class D	$67.07	$(25.49)	$54.63	$29.91

Class Z	$69.29	$(23.50)	$58.81	$33.37

Weighted average units outstanding
Class A	144,184.6505	175,165.2315	150,841.7510	177,950.7827

Class D	8,284.6446	11,076.1639	9,962.5689	10,681.9113

Class Z	2,733.6122	3,213.6809	2,756.9145	3,194.6515

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2013	$186,273,315	160,634.8682	$14,111,594	13,318.4176	$3,016,570	2,847.2022	$203,401,479	176,800.4880
Subscriptions—Limited Partners	8,769,317	7,626.5800	—	—	—	—	8,769,317	7,626.5800
Net income (loss)	6,564,678	—	430,624	—	157,077	—	7,152,379	—
Redemptions—Limited Partners	(34,928,933)	(30,236.2170)	(5,311,637)	(5,033.7730)	(123,980)	(120.1460)	(40,364,550)	(35,390.1360)

Partners’ Capital, June 30, 2014	$166,678,377	138,025.2312	$9,230,581	8,284.6446	$3,049,667	2,727.0562	$178,958,625	149,036.9320

Partners’ Capital, December 31, 2012	$192,728,746	179,273.0292	$9,842,846	10,287.6586	$3,015,374	3,175.6222	$205,586,966	192,736.3100
Subscriptions—Limited Partners	21,482,536	19,040.4110	2,430,000	2,365.5160	60,623	57.0880	23,973,159	21,463.0150
Net income (loss)	3,528,298	—	211,683	—	101,455	—	3,841,436	—
Redemptions—Limited Partners	(26,744,786)	(23,755.0480)	—	—	(55,043)	(56.0000)	(26,799,829)	(23,811.0480)

Partners’ Capital, June 30, 2013	$190,994,794	174,558.3922	$12,484,529	12,653.1746	$3,122,409	3,176.7102	$206,601,732	190,388.2770

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of June 30, 2014, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the three and six months ended June 30, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master permits accounts managed by the Advisor using the Diversified Trading Program Without Equities (formerly the Diversified Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated.

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z Units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A Units, Class D Units, and Class Z Units are identical, except that Class D Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 1.25% (a 1.25% annual rate) of the Net Assets of Class D as of the ending of each month, and Class Z Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 0.5% (a 0.5% annual rate) of the Net Assets of Class Z as of the ending of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12th of 2.5% (a 2.5% annual rate) of the net assets of Class A.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2014.

        During the second quarter of 2013, the Master entered into a foreign exchange brokerage account agreement with MS&Co. The Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. During the third quarter of 2013, the Master also entered into a futures brokerage account agreement with MS&Co. The Master commenced futures trading through an account at MS&Co. on or about July 22, 2013. Effective October 29, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to an annual rate of (i) 4.5% of the Partnership’s month-end net assets for Class A Units, (ii) 1.875% of the Partnership’s month-end net assets for Class D Units and (iii) 1.125% of the Partnership’s month-end net assets for Class Z Units. The selling agent fee received by Morgan Stanley Wealth Management will be shared with other properly licensed and/or registered selling agents and to financial advisers who have sold Redeemable Units in the Partnership.

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

        At June 30, 2014 and December 31, 2013, the Partnership owned approximately 28.9% and 29.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the three and six months ended June 30, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered by this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2014 and 2013 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$490,993,939	$564,039,261
Cash margin	123,628,651	107,350,321
Net unrealized appreciation on open futures contracts	16,194,091	33,840,928
Net unrealized appreciation on open forward contracts	572,174	—

Total assets	$631,388,855	$705,230,510

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$115,667
Accrued expenses:
Professional fees	22,295	42,089
Clearing fees due to MS&Co.	22,437	24,849
Redemptions payable	—	4,098,473

Total liabilities	44,732	4,281,078

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2014 and December 31, 2013	—	—
Limited Partners, 213,121.5543 and 254,353.1742 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	631,344,123	700,949,432

Total liabilities and partners’ capital	$631,388,855	$705,230,510

Net asset value per unit	$2,962.37	$2,755.81

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	5,733	$7,145,356	1.13%
Energy	1,298	230,910	0.04
Grains	2,528	(5,731,443)	(0.91)
Indices	8,921	1,862,067	0.29
Interest Rates U.S.	15,802	2,335,867	0.37
Interest Rates Non-U.S.	13,181	13,162,284	2.08
Livestock	557	3,034,273	0.48
Metals	17	29,965	0.01
Softs	758	171,222	0.03

Total futures contracts purchased		22,240,501	3.52

Futures Contracts Sold
Currencies	1,589	(2,409,831)	(0.38)
Energy	186	(61,801)	(0.01)
Grains	267	174,511	0.03
Indices	5	(225)	0.00 *
Interest Rates Non-U.S.	671	(7,860)	0.00 *
Metals	716	(3,685,950)	(0.58)
Softs	385	(55,254)	(0.01)

Total futures contracts sold		(6,046,410)	(0.95)

Net unrealized appreciation on open futures contracts		16,194,091	2.57

Unrealized Appreciation on Open Forward Contracts
Currencies	$325,716,569	3,631,874	0.58
Metals	815	1,533,919	0.24

Total unrealized appreciation on open forward contracts		5,165,793	0.82

Unrealized Depreciation on Open Forward Contracts
Currencies	$293,361,206	(3,080,437)	(0.49)
Metals	583	(1,513,182)	(0.24)

Total unrealized depreciation on open forward contracts		(4,593,619)	(0.73)

Net unrealized appreciation on open forward contracts		572,174	0.09

Net fair value		$16,766,265	2.66%

* Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$24,401	$42,239	$72,394	$148,912

Expenses:
Clearing fees	199,588	260,472	424,843	496,467
Professional fees	27,803	30,747	50,929	83,832

Total expenses	227,391	291,219	475,772	580,299

Net investment income (loss)	(202,990)	(248,980)	(403,378)	(431,387)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	48,500,122	(9,950,806)	62,642,065	41,503,760
Change in net unrealized gains (losses) on open contracts	(1,411,556)	354,705	(16,958,996)	(604,869)

Total trading results	47,088,566	(9,596,101)	45,683,069	40,898,891

Net income (loss)	46,885,576	(9,845,081)	45,279,691	40,467,504
Subscriptions — Limited Partners	4,817,637	25,987,670	25,712,662	42,139,860
Redemptions — Limited Partners	(61,818,960)	(68,807,798)	(140,525,268)	(129,980,576)
Distribution of interest income to feeder funds	(24,401)	(42,239)	(72,394)	(148,912)

Net increase (decrease) in Partners’ Capital	(10,140,148)	(52,707,448)	(69,605,309)	(47,522,124)
Partners’ Capital, beginning of period	641,484,271	765,095,837	700,949,432	759,910,513

Partners’ Capital, end of period	$631,344,123	$712,388,389	$631,344,123	$712,388,389

Net asset value per unit (213,121.5543 and 283,241.9493 units outstanding at June 30, 2014 and 2013, respectively)	$2,962.37	$2,515.12	$2,962.37	$2,515.12

Net income (loss) per unit *	$211.58	$(39.06)	$206.87	$124.76

Weighted average units outstanding	226,703.9230	296,930.2044	238,171.5100	305,734.4331

*	Based on changes in net asset value per unit before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for each Class for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$79.78	$76.88	$79.13	$(29.53)	$(19.94)	$(17.99)
Interest Income allocated from Master	0.04	0.04	0.04	0.06	0.06	0.06
Expenses **	(10.69)	(9.85)	(9.88)	(6.21)	(5.61)	(5.57)

Increase (decrease) for the period	69.13	67.07	69.29	(35.68)	(25.49)	(23.50)
Net Asset Value per Redeemable Unit, beginning of period	1,138.46	1,047.11	1,049.01	1,129.84	1,012.16	1,006.41

Net Asset Value per Redeemable Unit, end of period	$1,207.59	$1,114.18	$1,118.30	$1,094.16	$986.67	$982.91

*	Includes ongoing selling agent fees and clearing fees allocated from the Master.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class A Redeemable Units for the three months ended June 30, 2014 and 2013 were $87.66 and $(16.21), respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class D Redeemable Units for the three months ended June 30, 2014 and 2013 were $80.68 and $(14.75), respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class Z Redeemable Units for the three months ended June 30, 2014 and 2013 were $80.86 and $(14.75), respectively.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class A Redeemable Units for the three months ended June 30, 2014 and 2013 were $(18.57) and $(19.53), respectively.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class D Redeemable Units for the three months ended June 30, 2014 and 2013 were $(13.65) and $(10.80), respectively.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class Z Redeemable Units for the three months ended June 30, 2014 and 2013 were $(11.61) and $(8.81), respectively.

	Six Months Ended June 30,
	2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$64.74	$70.03	$74.26	$31.02	$40.62	$44.00
Interest Income allocated from Master	0.11	0.11	0.09	0.19	0.18	0.18
Expenses **	(16.87)	(15.51)	(15.54)	(12.11)	(10.89)	(10.81)

Increase (decrease) for the period	47.98	54.63	58.81	19.10	29.91	33.37
Net Asset Value per Redeemable Unit, beginning of period	1,159.61	1,059.55	1,059.49	1,075.06	956.76	949.54

Net Asset Value per Redeemable Unit, end of period	$1,207.59	$1,114.18	$1,118.30	$1,094.16	$986.67	$982.91

*	Includes ongoing selling agent fees and clearing fees allocated from the Master.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class A Redeemable Units for the six months ended June 30, 2014 and 2013 were $85.86 and $57.27, respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class D Redeemable Units for the six months ended June 30, 2014 and 2013 were $79.10 and $50.80, respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class Z Redeemable Units for the six months ended June 30, 2014 and 2013 were $79.30 and $50.33, respectively.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class A Redeemable Units for the six months ended June 30, 2014 and 2013 were $(37.99) and $(38.36), respectively.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class D Redeemable Units for the six months ended June 30, 2014 and 2013 were $(24.58) and $(21.07), respectively.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class Z Redeemable Units for the six months ended June 30, 2014 and 2013 were $(20.58) and $(17.14), respectively.

	Three Months Ended June 30,
	2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:***
Net investment income (loss)	(6.4)%	(5.0)%	(4.2)%	(7.0)%	(4.3)%	(3.4)%
Incentive fees	0.4%	0.4%	0.4%	—%	—%	—%

Net investment loss before incentive fees ****	(6.0)%	(4.6)%	(3.8)%	(7.0)%	(4.3)%	(3.4)%

Operating expenses	4.9%	3.6%	2.8%	7.0%	4.3%	3.4%
Incentive fees	0.4%	0.4%	0.4%	—%	—%	—%

Total expenses and incentive fees	5.3%	4.0%	3.2%	7.0%	4.3%	3.4%

Total return:
Total return before incentive fees	6.5%	6.8%	7.0%	(3.2)%	(2.5)%	(2.3)%
Incentive fees	(0.4)%	(0.4)%	(0.4)%	—%	—%	—%

Total return after incentive fees	6.1%	6.4%	6.6%	(3.2)%	(2.5)%	(2.3)%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.

	Six Months Ended June 30,
	2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:***
Net investment income ( loss)	(6.7)%	(4.7)%	(3.7)%	(7.0)%	(4.2)%	(3.4)%
Incentive fees	0.4%	0.3%	0.4%	—%	—%	—%

Net investment loss before incentive fees ****	(6.3)%	(4.4)%	(3.3)%	(7.0)%	(4.2)%	(3.4)%

Operating expenses	6.0%	4.0%	3.0%	7.0%	4.3%	3.4%
Incentive fees	0.4%	0.3%	0.4%	—%	—%	—%

Total expenses and incentive fees	6.4%	4.3%	3.4%	7.0%	4.3%	3.4%

Total return:
Total return before incentive fees	4.5%	5.5%	6.0%	1.8%	3.1%	3.5%
Incentive fees	(0.4)%	(0.3)%	(0.4)%	—%	—%	—%

Total return after incentive fees	4.1%	5.2%	5.6%	1.8%	3.1%	3.5%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using each limited partner’s share of income, expenses and average net assets.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net realized and unrealized gains (losses) *	$211.60	$(39.11)	$206.79	$124.53
Interest income	0.11	0.15	0.31	0.50
Expenses **	(0.13)	(0.10)	(0.23)	(0.27)

Increase (decrease) for the period	211.58	(39.06)	206.87	124.76
Distribution	(0.11)	(0.15)	(0.31)	(0.50)
Net asset Value per Redeemable Unit, beginning of period	2,750.90	2,554.33	2,755.81	2,390.86

Net asset Value per Redeemable Unit, end of period	$2,962.37	$2,515.12	$2,962.37	$2,515.12

*	Includes clearing fees.

**	Excludes clearing fees ..

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Ratios to Average Net Assets:****
Net investment income (loss)***	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Operating expenses	0.1%	0.2%	0.1%	0.2%

Total return	7.7%	(1.5)%	7.5%	5.2%

***	Interest income less total expenses (exclusive of incentive fees).

****	Annualized.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

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

Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s percentage ownership in the Master.

All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to its limited partners, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2014 and 2013 was 50,766 and 44,226, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2014 and 2013 was 49,471 and 43,016, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2014 and 2013 was 1,077 and 1,266, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2014 and 2013 was 893 and 1,128, respectively. The average notional value of currency forward contracts during the three months ended June 30, 2014 and 2013 was $624,969,979 and $974,000,840, respectively. The average notional value of currency forward contracts during the six months ended June 2014 and 2013 was $623,313,323 and $748,831,565, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

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

The following tables summarize the valuation of the Master’s investments as of June 30, 2014 and December 31, 2013, respectively.

June 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$33,272,389	$(17,078,298)	$16,194,091
Forwards	5,165,793	(4,593,619)	572,174

Total assets	$38,438,182	$(21,671,917)	$16,766,265

Liabilities
Futures	$(17,078,298)	$17,078,298	$—
Forwards	(4,593,619)	4,593,619	—

Total liabilities	$(21,671,917)	$21,671,917	$—

Net fair value			$16,766,265

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$45,516,541	$(11,675,613)	$33,840,928
Forwards	3,931,988	(3,931,988)	—

Total assets	$49,448,529	$(15,607,601)	$33,840,928

Liabilities
Futures	$(11,675,613)	$11,675,613	$—
Forwards	(4,047,655)	3,931,988	(115,667)

Total liabilities	$(15,723,268)	$15,607,601	$(115,667)

Net fair value			$33,725,261

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2014 and December 31, 2013.

June 30, 2014
Assets
Futures Contracts
Currencies	$7,232,379
Energy	1,544,065
Grains	177,440
Indices	4,453,454
Interest Rates U.S.	2,889,766
Interest Rates Non-U.S.	13,211,588
Livestock	3,034,273
Metals	30,115
Softs	699,309

Total unrealized appreciation on open futures contracts	$33,272,389

Liabilities
Futures Contracts
Currencies	$(2,496,854)
Energy	(1,374,956)
Grains	(5,734,372)
Indices	(2,591,612)
Interest Rates U.S.	(553,899)
Interest Rates Non-U.S.	(57,164)
Metals	(3,686,100)
Softs	(583,341)

Total unrealized depreciation on open futures contracts	$(17,078,298)

Net unrealized appreciation on open futures contracts	$16,194,091 *

June 30, 2014
Assets
Forward Contracts
Currencies	$3,631,874
Metals	1,533,919

Total unrealized appreciation on open forward contracts	$5,165,793

Liabilities
Forward Contracts
Currencies	$(3,080,437)
Metals	(1,513,182)

Total unrealized depreciation on open forward contracts	$(4,593,619)

Net unrealized appreciation on open forward contracts	$572,174 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
Sector	2014	2013		2014	2013
Currencies	$4,911,200	$(9,182,227)		$4,738,180	$2,385,065
Energy	669,911	(6,339,946)		1,573,842	(6,517,226)
Grains	(9,375,290)	2,356,148		(5,230,837)	4,258,420
Indices	18,047,937	6,809,509		5,355,817	50,389,136
Interest Rates U.S.	10,387,061	(20,546,217)		7,238,219	(25,083,503)
Interest Rates Non-U.S.	24,928,715	(24,181,594)		42,766,376	(26,134,845)
Livestock	2,542,666	1,213,192		6,794,463	1,932,814
Metals	(4,718,355)	39,260,415		(12,560,474)	36,483,834
Softs	(305,279)	1,014,619		(4,992,517)	3,185,196

Total	$47,088,566 ***	$(9,596,101	)***	$45,683,069 ***	$40,898,891 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2014

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

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$182,420,998	$—	$182,420,998	$—

Net fair value	$182,420,998	$—	$182,420,998	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$210,999,080	$—	$210,999,080	$—

Net fair value	$210,999,080	$—	$210,999,080	$—

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

June 30, 2014

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

The Master considers prices for exchange-traded commodity futures, forwards, options and swaps contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$33,272,389	$33,272,389	$—	$—
Forwards	5,165,793	1,533,919	3,631,874	—

Total Assets	$38,438,182	$34,806,308	$3,631,874	$—

Liabilities
Futures	$17,078,298	$17,078,298	$—	$—
Forwards	4,593,619	1,513,182	3,080,437	—

Total Liabilities	$21,671,917	$18,591,480	$3,080,437	$—

Net fair value	$16,766,265	$16,214,828	$551,437	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$45,516,541	$45,516,541	$—	$—
Forwards	3,931,989	772,295	3,159,694	—

Total Assets	$49,448,530	$46,288,836	$3,159,694	$—

Liabilities
Futures	$11,675,613	$11,675,613	$—	$—
Forwards	4,047,656	1,158,985	2,888,671	—

Total Liabilities	$15,723,269	$12,834,598	$2,888,671	$—

Net fair value	$33,725,261	$33,454,238	$271,023	$—

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 19.4% to 25.9% of the Partnership’s/Master’s contracts are traded OTC.

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

June 30, 2014

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

The Partnership values investments in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

June 30, 2014

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2014.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. For the six months ended June 30, 2014, Partnership capital decreased 12.0% from $203,401,479 to $178,958,625. This decrease was attributable to redemptions of 30,236.2170 Redeemable Units of Class A totaling $34,928,933, redemptions of 5,033.7730 Redeemable Units of Class D totaling $5,311,637 and redemptions of 120.1460 Redeemable Units of Class Z totaling $123,980. This decrease was partially offset by a net gain of $7,152,379, coupled with subscriptions of 7,626.5800 Redeemable Units of Class A totaling $8,769,317.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2014, the Master’s capital decreased 9.9% from $700,949,432 to $631,344,123. This decrease was attributable to redemptions for 50,576.5025 units totaling $140,525,268 and distributions of interest income to feeder funds totaling $72,394. This decrease was partially offset by a net gain of $45,279,691 and subscriptions of 9,344.8826 units totaling $25,712,662. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014, the net asset value per unit for Class A increased 6.1% from $1,138.46 to $1,207.59, as compared to a decrease of 3.2% in the second quarter of 2013. During the Partnership’s second quarter of 2014, the net asset value per unit for Class D increased 6.4% from $1,047.11 to $1,114.18, as compared to a decrease of 2.5% in the second quarter of 2013. During the Partnership’s second quarter of 2014, the net asset value per unit for Class Z increased 6.6% from $1,049.01 to $1,118.30, as compared to a decrease of 2.3% in the second quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2014 of $13,649,700. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates, and livestock, and were partially offset by losses in grains, metals, and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2013 of $3,225,334. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, and U.S. and non-U.S. interest rates, and were partially offset by gains in grains, livestock, metals, softs, and indices.

During the second quarter, the Partnership posted a gain in Net Asset Value per Unit as trading profits in global interest rates, global stock index, currencies and energies more than offset losses in the agricultural and metals markets. The most significant gains were achieved within the global interest rate sector, primarily during May, from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Additional gains were recorded during May from long positions in U.S. Treasury bond and Treasury notes futures as prices increased amid easing investor concern that the U.S. Federal Reserve would raise borrowing costs. Within the global stock index markets, gains were recorded during May and June primarily from long positions in U.S. equity index futures as prices rallied after positive economic data fueled speculation that the U.S. economy was rebounding from its first quarter contraction. Within the currency sector, gains were recorded during June from long positions in the British pound versus the U.S. dollar as the relative value of the British pound advanced after a report from the U.K. Office for National Statistics showed that British business investment surged during the first quarter. Long positions in the Australian dollar versus the U.S. dollar also recorded gains during June. Within the energy markets, gains were achieved primarily from long positions in natural gas futures as prices moved higher after government data indicated that fuel inventories fell to an 11-year-low during April. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural markets during June from long positions in the soybean complex as prices declined after favorable weather throughout much of the U.S. Midwest boosted soybean plantings to near record levels. Additional losses were recorded during May from long positions in corn futures as prices declined as spring plantings in the U.S. accelerated due to mild weather throughout the Midwest. Within the metals markets, losses were recorded primarily during June from short positions in gold and silver futures as precious metals prices rallied as increased turmoil in the Ukraine and Iraq spurred investors to the relative safety of the precious metals.

During the Partnership’s six months ended June 30, 2014, the Partnership’s net asset value per Class A Redeemable Unit increased 4.1% from $1,159.61 to $1,207.59, as compared to an increase of 1.8% in the six months ended June 30, 2013. During the Partnership’s six months ended June 30, 2014, the Partnership’s net asset value per Class D Redeemable Unit increased 5.2% from $1,059.55 to $1,114.18, as compared to an increase of 3.1% in the six months ended June 30, 2013. During the Partnership’s six months ended June 30, 2014, the Partnership’s net asset value per Class Z Redeemable Unit increased 5.6% from $1,059.49 to $1,118.30, as compared to an increase of 3.5% in the six months ended June 30, 2013. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the six months ended June 30, 2014 of $13,155,189. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates, and livestock, and were partially offset by losses in grains, metals, and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the six months ended June 30, 2013 of $10,909,943. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, livestock, metals, softs and indices, and were partially offset by losses in energy and non-U.S. and U.S. interest rates.

During the first six months of the year, the Partnership posted a gain in Net Asset Value per Unit as trading profits in the global interest rate, global stock index, currency, and energy markets offset losses in the metals and agricultural markets. The most significant gains were achieved within the global interest rate sector, primarily during May, from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. During May gains were also recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern that the U.S. Federal Reserve would raise borrowing costs. Additional gains in the fixed income sector were recorded during January from long positions in European fixed income futures. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence. During May gains were achieved from long positions in U.S. and European equity index futures as prices climbed higher on positive economic indicators in the U.S. and Europe spurring investor sentiment. Gains were achieved within the currency markets during February from long positions in the British pound versus the U.S. dollar as the relative value of the pound increased after Bank of England policy makers expressed little concern that the strength of the currency would harm the British economy. Additional gains in the currency sector were experienced during June from long positions in the British pound versus the U.S. dollar as the relative value of the pound advanced. Within the energy markets, gains were achieved, primarily during January, from long positions in natural gas futures as prices advanced after a U.S. government report showed a record drop in U.S. inventories. The Partnership’s gains for the first six months of the year were partially offset by losses incurred within the metals sector during June from short positions in gold and silver futures as precious metals prices rallied as increased turmoil in the Ukraine and Iraq caused investors to seek the relative safety of the precious metals. Additional losses were incurred during February from short positions in silver and gold futures as prices moved higher as increased geo-political tensions and discouraging U.S. economic data spurred investor demand. Within the agricultural sector, losses were experienced during June from long positions in the soybean complex as prices declined after favorable weather throughout much of the U.S. Midwest boosted soybean plantings to near record levels. Additional losses were incurred during February from short positions in coffee and sugar futures as prices advanced as adverse weather in Brazil negatively affected crops.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2014 decreased by $4,269 and $17,772, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the adjusted net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and six months ended June 30, 2014 decreased by $1,211,398 and $1,454,072, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower ongoing selling agent/brokerage fee rates, as well as lower net assets per class during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased by $113,306 and $190,707, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower net assets per class during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2014 decreased by $37,769 and $63,568, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower net assets per class during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. Incentive fees for the three and six months ended June 30, 2014 was $657,744. There were no incentive fees for the three and six months ended June 30, 2013. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, the Master’s total capitalization was $631,344,123 and the Partnership owned approximately 28.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2014 was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$40,310,600	6.38%	$41,700,697	$32,522,464	$37,285,349
Energy	3,889,788	0.62%	3,889,788	2,878,807	3,393,708
Grains	5,163,899	0.82%	6,803,017	4,988,566	5,700,994
Indices	37,803,519	5.99%	38,050,942	23,381,441	32,185,491
Interest Rates U.S.	11,556,573	1.83%	12,594,637	6,541,822	10,845,203
Interest Rates Non-U.S.	14,578,741	2.31%	15,241,907	12,564,599	14,099,563
Livestock	753,720	0.12%	1,040,175	753,720	866,071
Metals	8,131,704	1.29%	10,460,750	6,187,896	7,933,973
Softs	1,966,884	0.31%	2,357,861	1,966,884	2,112,587

Total	$124,155,428	19.67%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2014, there were subscriptions of 2,106.6250 Redeemable Units of Class A totaling $2,459,716. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	10,094.4790	$1,171.21	19.668	$1,080.99	N/A	N/A
May 1, 2014 - May 31, 2014	2,329.6250	$1,206.59	—	N/A	N/A	N/A
June 1, 2014 - June 30, 2014	1,857.7250	$1,207.59	—	N/A	N/A	N/A
	14,281.8290	$1,181.71	19.668	$1,080.99

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

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information

Effective October 1, 2014, the monthly ongoing selling agent fee will be (i) reduced from an annual rate of 2.50% to an annual rate of 2.00% for Class A Redeemable Units, (ii) reduced from an annual rate of 1.25% to an annual rate of 0.75% for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. As of the same date, the administrative fee will be increased from an annual rate of 0.50% to an annual rate of 1.00%. The October 1, 2014 fee changes will offset each other and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

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

3.2	(a)	Third Amended and Restated Agreement of Limited Partnership, dated March 1, 2011 (filed as Exhibit 3.3(a) to the Form 10-Q filed on May 16, 2011 and incorporated herein by reference).

10.1	(a)	Customer Agreement between the Partnership, the General Partner and CGM, dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.1	(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.1(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2	(a)	Amended and Restated Management Agreement between the Partnership, the General Partner and the Advisor, dated July 3, 2014 (filed as Exhibit 10.2 to the Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.3	(a)	Agency Agreement between the Partnership, the General Partner and CGM, dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(c)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the quarterly report 10-Q filed on May 14, 2014 and incorporated herein by reference).

	(d)	Letter amending the Alternative Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed herewith).

10.4		Form of Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities, (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Form 10-Q, filed on November 14, 2011 and incorporated herein by reference).

10.5		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement (filed as Exhibit 10.6 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	—	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAGED FUTURES PREMIER ABINGDON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 14, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: August 14, 2014