Form 10-Q
period 2014-09-30
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2014-11-13
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes     No X

As of October 31, 2014, there were 133,306.8682 Limited Partnership Redeemable Units of Class A outstanding, 8,284.6446 Limited Partnership Redeemable Units of Class D outstanding and 393.4672 Limited Partnership Redeemable Units of Class Z outstanding.

MANAGED FUTURES PREMIER ABINGDON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$174,875,430	$210,999,080
Cash	288,945	244,482

Total assets	$175,164,375	$211,243,562

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$350,354	$752,273
Management fees	217,949	262,923
Administrative fees	72,650	87,641
Incentive fees	268,488	—
Other	186,344	152,755
Redemptions payable to General Partner	201,137	—
Redemptions payable to Limited Partners	3,050,634	6,586,491

Total liabilities	4,347,556	7,842,083

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at September 30, 2014 and December 31, 2013	—	—
General Partner, Class D, 0.0000 unit equivalents outstanding at September 30, 2014 and December 31, 2013	—	—
General Partner, Class Z, 1,692.8140 and 2,308.9070 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively	1,912,987	2,446,264
Limited Partners, Class A, 131,073.6252 and 160,634.8682 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	159,149,018	186,273,315
Limited Partners, Class D, 8,284.6446 and 13,318.4176 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	9,310,171	14,111,594
Limited Partners, Class Z, 393.4672 and 538.2952 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	444,643	570,306

Total partners’ capital	170,816,819	203,401,479

Total liabilities and partners’ capital	$175,164,375	$211,243,562

Class A, net asset value per unit	$1,214.20	$1,159.61

Class D, net asset value per unit	$1,123.79	$1,059.55

Class Z, net asset value per unit	$1,130.06	$1,059.49

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income:
Interest income allocated from Master	$4,568	$7,667	$22,656	$43,527

Expenses:
Expenses allocated from Master	69,484	66,043	209,007	231,417
Ongoing selling agent fees	1,063,735	2,190,048	4,266,198	6,846,583
Management fees	662,192	762,114	2,082,305	2,372,934
Administrative fees	220,732	254,039	694,104	790,979
Incentive fees	268,488	—	926,232	—
Other	44,530	88,807	172,213	223,505

Total expenses	2,329,161	3,361,051	8,350,059	10,465,418

Net investment income (loss)	(2,324,593)	(3,353,384)	(8,327,403)	(10,421,891)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	6,375,096	(4,338,131)	24,523,504	7,362,050
Change in net unrealized gains (losses) on open contracts allocated from Master	(3,058,411)	2,029,460	(8,051,630)	1,239,222

Total trading results allocated from Master	3,316,685	(2,308,671)	16,471,874	8,601,272

Net income (loss)	992,092	(5,662,055)	8,144,471	(1,820,619)

Net income (loss) allocation by class:
Class A	874,858	(5,356,285)	7,439,536	(1,827,987)

Class D	79,590	(244,946)	510,214	(33,263)

Class Z	37,644	(60,824)	194,721	40,631

Net asset value per redeemable unit
Class A (131,073.6252 and 174,858.3402 units outstanding at September 30, 2014 and 2013, respectively)	$1,214.20	$1,063.80	$1,214.20	$1,063.80

Class D (8,284.6446 and 13,318.4176 units outstanding at September 30, 2014 and 2013, respectively)	$1,123.79	$965.64	$1,123.79	$965.64

Class Z (2,086.2812 and 3,176.7102 units outstanding at September 30, 2014 and 2013, respectively)	$1,130.06	$963.76	$1,130.06	$963.76

Net income (loss) per redeemable unit*
Class A	$6.61	$(30.36)	$54.59	$(11.26)

Class D	$9.61	$(21.03)	$64.24	$8.88

Class Z	$11.76	$(19.15)	$70.57	$14.22

Weighted average units outstanding
Class A	136,675.2042	178,531.7855	146,119.5687	178,144.4503

Class D	8,284.6446	12,956.7789	9,403.2608	11,440.2005

Class Z	2,572.7939	3,176.7102	2,695.5410	3,188.6711

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2013	$186,273,315	160,634.8682	$14,111,594	13,318.4176	$3,016,570	2,847.2022	$203,401,479	176,800.4880
Subscriptions—Limited Partners	12,495,839	10,721.8020	—	—	—	—	12,495,839	10,721.8020
Net income (loss)	7,439,536	—	510,214	—	194,721	—	8,144,471	—
Redemptions—General Partner	—	—	—	—	(701,492)	(616.0930)	(701,492)	(616.0930)
Redemptions—Limited Partners	(47,059,672)	(40,283.0450)	(5,311,637)	(5,033.7730)	(152,169)	(144.8280)	(52,523,478)	(45,461.6460)

Partners’ Capital, September 30, 2014	$159,149,018	131,073.6252	$9,310,171	8,284.6446	$2,357,630	2,086.2812	$170,816,819	141,444.5510

Partners’ Capital, December 31, 2012	$192,728,746	179,273.0292	$9,842,846	10,287.6586	$3,015,374	3,175.6222	$205,586,966	192,736.3100
Subscriptions—Limited Partners	34,774,448	31,524.7560	3,051,148	3,030.7590	60,623	57.0880	37,886,219	34,612.6030
Net income (loss)	(1,827,987)	—	(33,263)	—	40,631	—	(1,820,619)	—
Redemptions—Limited Partners	(39,660,636)	(35,939.4450)	—	—	(55,043)	(56.0000)	(39,715,679)	(35,995.4450)

Partners’ Capital, September 30, 2013	$186,014,571	174,858.3402	$12,860,731	13,318.4176	$3,061,585	3,176.7102	$201,936,887	191,353.4680

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2014, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the three and nine months ended September 30, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master permits accounts managed by the Advisor using the Diversified Trading Program Without Equities (formerly the Diversified Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated.

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z Units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A Units, Class D Units, and Class Z Units are identical, except that Class D Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the Net Assets of Class D as of the ending of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12th of 2.00% (a 2.00% annual rate) of the net assets of Class A. Class Z Units are not subject to a monthly ongoing selling agent fee.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2014.

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

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced from an annual rate of 2.50% to an annual rate of 2.00% for Class A Redeemable Units, (ii) reduced from an annual rate of 1.25% to an annual rate of 0.75% for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. As of the same date, the administrative fee increased from an annual rate of 0.50% to an annual rate of 1.00%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Certain prior period amounts have been reclassified to conform to current year presentation. Amounts reported on the Statements of Income and Expenses as ongoing selling agent fees were previously presented as brokerage fees.

        At September 30, 2014 and December 31, 2013, the Partnership owned approximately 29.1% and 29.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the three and nine months ended September 30, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered by this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2014 and 2013 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$469,738,632	$564,039,261
Cash margin	125,147,653	107,350,321
Net unrealized appreciation on open futures contracts	15,361,156	33,840,928

Total assets	$610,247,441	$705,230,510

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$9,243,601	$115,667
Accrued expenses:
Professional fees	19,942	42,089
Clearing fees due to MS&Co.	23,053	24,849
Redemptions payable	1,124,465	4,098,473

Total liabilities	10,411,061	4,281,078

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2014 and December 31, 2013	—	—
Limited Partners, 198,803.7967 and 254,353.1742 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	599,836,380	700,949,432

Total liabilities and partners’ capital	$610,247,441	$705,230,510

Net asset value per unit	$3,017.23	$2,755.81

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

September 30, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,947	$(1,498,906)	(0.25)%
Energy	437	519,183	0.09
Grains	2,345	(13,167,241)	(2.20)
Indices	7,755	(4,922,084)	(0.82)
Interest Rates U.S.	15,024	(5,765,016)	(0.96)
Interest Rates Non-U.S.	17,720	10,064,785	1.67
Livestock	392	871,635	0.15
Metals	5	(54,620)	(0.01)
Softs	506	305,125	0.05

Total futures contracts purchased		(13,647,139)	(2.28)

Futures Contracts Sold
Currencies	3,740	12,048,142	2.01
Energy	1,539	6,479,566	1.08
Grains	560	1,673,658	0.28
Indices	227	1,057,800	0.18
Interest Rates U.S.	2	50	0.00 *
Interest Rates Non-U.S.	348	4,970	0.00 *
Livestock	135	(336,470)	(0.06)
Metals	1,190	7,258,048	1.21
Softs	766	822,531	0.14

Total futures contracts sold		29,008,295	4.84

Net unrealized appreciation on open futures contracts		15,361,156	2.56

Unrealized Appreciation on Open Forward Contracts
Currencies	$237,874,662	2,336,973	0.39
Metals	239	624,430	0.10

Total unrealized appreciation on open forward contracts		2,961,403	0.49

Unrealized Depreciation on Open Forward Contracts
Currencies	$371,163,371	(10,132,823)	(1.69)
Metals	653	(2,072,181)	(0.34)

Total unrealized depreciation on open forward contracts		(12,205,004)	(2.03)

Net unrealized depreciation on open forward contracts		(9,243,601)	(1.54)

Net fair value		$6,117,555	1.02%

* Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$18,438	$29,965	$90,832	$178,877

Expenses:
Clearing fees	210,288	200,134	635,131	696,601
Professional fees	28,108	20,012	79,037	103,844

Total expenses	238,396	220,146	714,168	800,445

Net investment income (loss)	(219,958)	(190,181)	(623,336)	(621,568)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	21,903,870	(14,427,092)	84,545,935	27,076,668
Change in net unrealized gains (losses) on open contracts	(10,648,710)	6,880,389	(27,607,706)	6,275,520

Total trading results	11,255,160	(7,546,703)	56,938,229	33,352,188

Net income (loss)	11,035,202	(7,736,884)	56,314,893	32,730,620
Subscriptions — Limited Partners	5,653,778	20,436,264	31,366,440	62,576,124
Redemptions — Limited Partners	(48,178,285)	(31,020,251)	(188,703,553)	(161,000,827)
Distribution of interest income to feeder funds	(18,438)	(29,965)	(90,832)	(178,877)

Net increase (decrease) in Partners’ Capital	(31,507,743)	(18,350,836)	(101,113,052)	(65,872,960)
Partners’ Capital, beginning of period	631,344,123	712,388,389	700,949,432	759,910,513

Partners’ Capital, end of period	$599,836,380	$694,037,553	$599,836,380	$694,037,553

Net asset value per unit (198,803.7967 and 279,126.5355 units outstanding at September 30, 2014 and 2013, respectively)	$3,017.23	$2,486.46	$3,017.23	$2,486.46

Net income (loss) per unit *	$54.95	$(28.55)	$261.82	$96.21

Weighted average units outstanding	209,591.9401	282,400.1480	228,644.9867	297,956.3380

*	Based on changes in net asset value per unit before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for each Class for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$14.67	$17.06	$19.24	$(24.65)	$(15.86)	$(13.99)
Interest Income allocated from Master	0.02	0.02	0.02	0.04	0.04	0.03
Expenses **	(8.08)	(7.47)	(7.50)	(5.75)	(5.21)	(5.19)

Increase (decrease) for the period	6.61	9.61	11.76	(30.36)	(21.03)	(19.15)
Net Asset Value per Redeemable Unit, beginning of period	1,207.59	1,114.18	1,118.30	1,094.16	986.67	982.91

Net Asset Value per Redeemable Unit, end of period	$1,214.20	$1,123.79	$1,130.06	$1,063.80	$965.64	$963.76

*	Includes ongoing selling agent fees and clearing fees allocated from the Master.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class A Redeemable Units for the three months ended September 30, 2014 and 2013 were $22.64 and $(12.45), respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class D Redeemable Units for the three months ended September 30, 2014 and 2013 were $20.93 and $(11.10), respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class Z Redeemable Units for the three months ended September 30, 2014 and 2013 were $21.02 and $(11.03), respectively.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class A Redeemable Units for the three months ended September 30, 2014 and 2013 were $(16.05) and $(17.95), respectively.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class D Redeemable Units for the three months ended September 30, 2014 and 2013 were $(11.34) and $(9.97), respectively.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class Z Redeemable Units for the three months ended September 30, 2014 and 2013 were $(9.28) and $(8.15), respectively.

	Nine Months Ended September 30,
	2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$79.41	$87.09	$93.50	$6.37	$24.76	$30.01
Interest Income allocated from Master	0.13	0.13	0.11	0.23	0.22	0.21
Expenses **	(24.95)	(22.98)	(23.04)	(17.86)	(16.10)	(16.00)

Increase (decrease) for the period	54.59	64.24	70.57	(11.26)	8.88	14.22
Net Asset Value per Redeemable Unit, beginning of period	1,159.61	1,059.55	1,059.49	1,075.06	956.76	949.54

Net Asset Value per Redeemable Unit, end of period	$1,214.20	$1,123.79	$1,130.06	$1,063.80	$965.64	$963.76

*	Includes ongoing selling agent fees and clearing fees allocated from the Master.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class A Redeemable Units for the nine months ended September 30, 2014 and 2013 were $108.50 and $44.82, respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class D Redeemable Units for the nine months ended September 30, 2014 and 2013 were $100.03 and $39.70, respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class Z Redeemable Units for the nine months ended September 30, 2014 and 2013 were $100.32 and $39.30, respectively.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class A Redeemable Units for the nine months ended September 30, 2014 and 2013 were $(54.04) and $(56.31), respectively.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class D Redeemable Units for the nine months ended September 30, 2014 and 2013 were $(35.92) and $(31.04), respectively.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class Z Redeemable Units for the nine months ended September 30, 2014 and 2013 were $(29.86) and $(25.29), respectively.

	Three Months Ended September 30,
	2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:***
Net investment income (loss)	(5.4)%	(4.0)%	(4.2)%	(6.9)%	(4.1)%	(3.4)%
Incentive fees	0.2%	0.1%	0.2%	—%	—%	—%

Net investment loss before incentive fees ****	(5.2)%	(3.9)%	(4.0)%	(6.9)%	(4.1)%	(3.4)%

Operating expenses	4.8%	3.5%	3.3%	6.9%	4.1%	3.4%
Incentive fees	0.2%	0.1%	0.2%	—%	—%	—%

Total expenses and incentive fees	5.0%	3.6%	3.5%	6.9%	4.1%	3.4%

Total return:
Total return before incentive fees	0.7%	1.0%	1.3%	(2.8)%	(2.1)%	(1.9)%
Incentive fees	(0.2)%	(0.1)%	(0.2)%	—%	—%	—%

Total return after incentive fees	0.5%	0.9%	1.1%	(2.8)%	(2.1)%	(1.9)%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.

	Nine Months Ended September 30,
	2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:***
Net investment income ( loss)	(6.3)%	(4.4)%	(4.4)%	(7.0)%	(4.2)%	(3.4)%
Incentive fees	0.5%	0.5%	0.7%	—%	—%	—%

Net investment loss before incentive fees ****	(5.8)%	(3.9)%	(3.7)%	(7.0)%	(4.2)%	(3.4)%

Operating expenses	5.6%	3.8%	3.5%	7.0%	4.2%	3.4%
Incentive fees	0.5%	0.5%	0.7%	—%	—%	—%

Total expenses and incentive fees	6.1%	4.3%	4.2%	7.0%	4.2%	3.4%

Total return:
Total return before incentive fees	5.3%	6.6%	7.4%	(1.0)%	0.9%	1.5%
Incentive fees	(0.5)%	(0.5)%	(0.7)%	—%	—%	—%

Total return after incentive fees	4.8%	6.1%	6.7%	(1.0)%	0.9%	1.5%

***	Annualized (other than incentive fees).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using each limited partner’s share of income, expenses and average net assets.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net realized and unrealized gains (losses) *	$55.00	$(28.60)	$261.79	$95.93
Interest income	0.09	0.11	0.40	0.61
Expenses **	(0.14)	(0.06)	(0.37)	(0.33)

Increase (decrease) for the period	54.95	(28.55)	261.82	96.21
Distribution	(0.09)	(0.11)	(0.40)	(0.61)
Net asset Value per Redeemable Unit, beginning of period	2,962.37	2,515.12	2,755.81	2,390.86

Net asset Value per Redeemable Unit, end of period	$3,017.23	$2,486.46	$3,017.23	$2,486.46

*	Includes clearing fees.

**	Excludes clearing fees ..

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Ratios to Average Net Assets:****
Net investment income (loss)***	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Operating expenses	0.2%	0.1%	0.1%	0.1%

Total return	1.8%	(1.1)%	9.5%	4.0%

***	Interest income less total expenses (exclusive of incentive fees).

****	Annualized.

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

The customer agreement among the Partnership, the Master and MS&Co. gives, and the customer agreements between the Partnership and CGM and the Master and CGM each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2014 and 2013 was 53,426 and 35,193, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2014 and 2013 was 50,789 and 40,409, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2014 and 2013 was 1,220 and 2,361, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2014 and 2013 was 1,002 and 1,539, respectively. The average notional value of currency forward contracts during the three months ended September 30, 2014 and 2013 was $658,593,023 and $709,823,043, respectively. The average notional value of currency forward contracts during the nine months ended September 2014 and 2013 was $635,073,223 and $735,828,725, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

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

The following tables summarize the valuation of the Master’s investments as of September 30, 2014 and December 31, 2013, respectively.

September 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$44,656,665	$(29,295,509)	$15,361,156
Forwards	2,961,403	(2,961,403)	—

Total assets	$47,618,068	$(32,256,912)	$15,361,156

Liabilities
Futures	$(29,295,509)	$29,295,509	$—
Forwards	(12,205,004)	2,961,403	(9,243,601)

Total liabilities	$(41,500,513)	$32,256,912	$(9,243,601)

Net fair value			$6,117,555

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$45,516,541	$(11,675,613)	$33,840,928
Forwards	3,931,988	(3,931,988)	—

Total assets	$49,448,529	$(15,607,601)	$33,840,928

Liabilities
Futures	$(11,675,613)	$11,675,613	$—
Forwards	(4,047,655)	3,931,988	(115,667)

Total liabilities	$(15,723,268)	$15,607,601	$(115,667)

Net fair value			$33,725,261

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2014 and December 31, 2013.

September 30, 2014
Assets
Futures Contracts
Currencies	$12,536,375
Energy	7,089,371
Grains	1,677,673
Indices	3,433,262
Interest Rates U.S.	224,609
Interest Rates Non-U.S.	10,293,969
Livestock	892,695
Metals	7,261,108
Softs	1,247,603

Total unrealized appreciation on open futures contracts	$44,656,665

Liabilities
Futures Contracts
Currencies	$(1,987,139)
Energy	(90,622)
Grains	(13,171,256)
Indices	(7,297,546)
Interest Rates U.S.	(5,989,575)
Interest Rates Non-U.S.	(224,214)
Livestock	(357,530)
Metals	(57,680)
Softs	(119,947)

Total unrealized depreciation on open futures contracts	$(29,295,509)

Net unrealized appreciation on open futures contracts	$15,361,156 *

September 30, 2014
Assets
Forward Contracts
Currencies	$2,336,973
Metals	624,430

Total unrealized appreciation on open forward contracts	$2,961,403

Liabilities
Forward Contracts
Currencies	$(10,132,823)
Metals	(2,072,181)

Total unrealized depreciation on open forward contracts	$(12,205,004)

Net unrealized depreciation on open forward contracts	$(9,243,601)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
Sector	2014	2013		2014	2013
Currencies	$(3,810,061)	$(1,329,027)		$928,119	$1,056,038
Energy	3,469,379	(11,673,226)		$5,043,221	(18,190,452)
Grains	(14,151,517)	2,238,967		$(19,382,354)	6,497,387
Indices	(1,766,372)	21,466,424		$3,589,445	71,855,560
Interest Rates U.S.	(4,068,164)	(647,860)		$3,170,055	(25,731,363)
Interest Rates Non-U.S.	20,061,189	(402,883)		$62,827,565	(26,537,728)
Livestock	682,574	358,455		$7,477,037	2,291,269
Metals	7,863,367	(18,901,963)		$(4,697,107)	17,581,871
Softs	2,974,765	1,344,410		$(2,017,752)	4,529,606

Total	$11,255,160 ***	$(7,546,703	)***	$56,938,229 ***	$33,352,188 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

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

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$174,875,430	$—	$174,875,430	$—

Net fair value	$174,875,430	$—	$174,875,430	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$210,999,080	$—	$210,999,080	$—

Net fair value	$210,999,080	$—	$210,999,080	$—

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

September 30, 2014

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

The Master considers prices for exchange-traded commodity futures, forwards, options and swaps contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$44,656,665	$44,656,665	$—	$—
Forwards	2,961,403	624,430	2,336,973	—

Total Assets	$47,618,068	$45,281,095	$2,336,973	$—

Liabilities
Futures	$29,295,509	$29,295,509	$—	$—
Forwards	12,205,004	2,072,181	10,132,823	—

Total Liabilities	$41,500,513	$31,367,690	$10,132,823	$—

Net fair value	$6,117,555	$13,913,405	$(7,795,850)	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$45,516,541	$45,516,541	$—	$—
Forwards	3,931,989	772,295	3,159,694	—

Total Assets	$49,448,530	$46,288,836	$3,159,694	$—

Liabilities
Futures	$11,675,613	$11,675,613	$—	$—
Forwards	4,047,656	1,158,985	2,888,671	—

Total Liabilities	$15,723,269	$12,834,598	$2,888,671	$—

Net fair value	$33,725,261	$33,454,238	$271,023	$—

5.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 24.4% to 31.2% of the Partnership’s/Master’s contracts are traded OTC.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk during the reporting period with respect to exchange-traded instruments was reduced to the extent that, through CGM or MS&Co. or their affiliates, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

The Partnership values investments in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

September 30, 2014

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2014.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. For the nine months ended September 30, 2014, Partnership capital decreased 16.0% from $203,401,479 to $170,816,819. This decrease was attributable to redemptions of 40,283.0450 Redeemable Units of Class A totaling $47,059,672, redemptions of 5,033.7730 Redeemable Units of Class D totaling $5,311,637, redemptions of 144.8280 Redeemable Units of Class Z totaling $152,169 and redemptions of 616.0930 General Partner unit equivalents of Class Z totaling $701,492. This decrease was partially offset by net income of $8,144,471, coupled with subscriptions for 10,721.8020 Redeemable Units of Class A totaling $12,495,839.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2014, the Master’s capital decreased 14.4% from $700,949,432 to $599,836,380. This decrease was attributable to redemptions for 66,799.707 units totaling $188,703,553 and distributions of interest income to feeder funds totaling $90,832. This decrease was partially offset by net income of $56,314,893 and subscriptions for 11,250.3295 units totaling $31,366,440. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2014, the net asset value per unit for Class A increased 0.5% from $1,207.59 to $1,214.20, as compared to a decrease of 2.8% in the third quarter of 2013. During the Partnership’s third quarter of 2014, the net asset value per unit for Class D increased 0.9% from $1,114.18 to $1,123.79, as compared to a decrease of 2.1% in the third quarter of 2013. During the Partnership’s third quarter of 2014, the net asset value per unit for Class Z increased 1.1% from $1,118.30 to $1,130.06, as compared to a decrease of 1.9% in the third quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2014 of $3,316,685. Gains were primarily attributable to the Master’s trading of commodity futures in energy, non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in currencies, grains, indices, and U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2013 of $2,308,671. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and metals, and were partially offset by gains in grains, livestock, softs and indices.

The most significant gains were achieved within the global interest rate sector primarily during August from long positions in European fixed income futures as prices advanced over investor speculation that the European Central Bank would continue stimulus measures after reports showed that euro-area manufacturing expanded less than previously estimated during July. Within the metals markets, gains were recorded during September from short positions in gold and silver futures as prices declined as a strengthening U.S. dollar eroded investor demand for the precious metals. Within the energy markets, gains were experienced during September from short positions in crude oil and its related products as prices moved lower on news that U.S. fuel inventory levels were higher than previous estimates predicted during the third quarter. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural markets during July and September from long positions in corn and soybean futures as prices declined as mild weather throughout much of the Midwest reinforced analysts’ predictions that U.S. grain harvests would reach near record levels in 2014. Within the currency markets, losses were experienced primarily during July from long positions in the British pound versus the U.S. dollar as the relative value of the pound declined after government reports indicated that the U.S. economic recovery was proceeding at a faster rate than its European counterparts. Within the global stock index sector, losses were recorded during September from long positions in Asian and U.S. equity index futures as prices moved lower amid reports of weaker-than-expected economic growth in Asia.

During the Partnership’s nine months ended September 30, 2014, the Partnership’s net asset value per Class A Redeemable Unit increased 4.7% from $1,159.61 to $1,214.20, as compared to a decrease of 1.0% in the nine months ended September 30, 2013. During the Partnership’s nine months ended September 30, 2014, the Partnership’s net asset value per Class D Redeemable Unit increased 6.1% from $1,059.55 to $1,123.79, as compared to an increase of 0.9% in the nine months ended September 30, 2013. During the Partnership’s nine months ended September 30, 2014, the Partnership’s net asset value per Class Z Redeemable Unit increased 6.7% from $1,059.49 to $1,130.06, as compared to an increase of 1.5% in the nine months ended September 30, 2013. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2014 of $16,471,874. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and livestock, and were partially offset by losses in grains, metals and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2013 of $8,601,272. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, livestock, metals, softs and indices, and were partially offset by losses in energy and non-U.S. and U.S. interest rates.

        The most significant gains were achieved within the global interest rate sector during August from long positions in European fixed income futures as prices advanced over investor speculation that the European Central Bank would continue stimulus measures after reports showed that euro-area manufacturing expanded less than previously estimated during July. Additional gains in the global interest rates sector were experienced during May from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. During May gains were also recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern that the U.S. Federal Reserve would raise borrowing costs. Within the energy markets, gains were achieved during September from short positions in crude oil and its related products as prices moved lower on news that fuel inventory levels in the U.S. were higher than previous estimates predicted during the third quarter. Additional gains were recorded during January from long positions in natural gas futures as prices advanced after a U.S. government report showed a record drop in U.S. inventories. Within the global stock index sector, gains were recorded during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence. Gains within the currency sector were experienced during February from long positions in the British pound versus the U.S. dollar as the relative value of the pound increased after Bank of England policy makers expressed little concern that the strength of the currency would harm the British economy. Additional gains in the currency sector were experienced during June from long positions in the British pound versus the U.S. dollar as the relative value of the pound advanced. The Partnership’s gains for the first nine months of the year were partially offset by losses incurred within the agricultural sector during June and July from long positions in corn and soybean futures as prices declined as mild weather throughout much of the Midwest reinforced analysts’ predictions that U.S. grain harvests would reach near record levels in 2014. Within the metals markets, losses were incurred during June from short positions in gold and silver futures as precious metals prices rallied as increased turmoil in the Ukraine and Iraq caused investors to seek the relative safety of the precious metals. Additional losses were incurred during February from short positions in silver and gold futures as prices moved higher as increased geo-political tensions and discouraging U.S. economic data spurred investor demand.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income allocated from the Master for the three and nine months ended September 30, 2014 decreased by $3,099 and $20,871, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the adjusted net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and nine months ended September 30, 2014 decreased by $1,126,313 and $2,580,385, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower ongoing selling agent/brokerage fee rates, as well as lower net assets per class during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $99,922 and $290,629, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower net assets per class during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2014 decreased by $33,307 and $96,875, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower net assets per class during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. Incentive fees borne by the Partnership for the three and nine months ended September 30, 2014 were $268,488 and $926,232, respectively. There were no incentive fees for the three and nine months ended September 30, 2013. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended September 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of September 30, 2014, the Master’s total capitalization was $599,836,380 and the Partnership owned approximately 29.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2014 was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$44,393,957	7.40%	$46,206,758	$39,273,456	$43,701,292
Energy	5,660,091	0.94%	5,660,091	2,948,878	4,678,506
Grains	4,205,890	0.70%	5,125,342	3,943,543	4,595,554
Indices	33,242,011	5.54%	37,510,960	26,319,539	33,413,147
Interest Rates U.S.	9,928,139	1.66%	13,373,014	9,550,564	11,450,947
Interest Rates Non-U.S.	15,570,661	2.60%	15,570,661	13,959,190	14,920,483
Livestock	675,840	0.11%	743,160	578,655	652,153
Metals	10,026,791	1.67%	10,026,791	5,014,250	7,011,836
Softs	1,185,140	0.20%	1,951,338	1,135,915	1,516,468

Total	$124,888,520	20.82%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2014, there were subscriptions of 3,095.2220 Redeemable Units of Class A totaling $3,726,522. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	2,692.9070	$1,161.99	—	N/A	N/A	N/A
August 1, 2014 - August 31, 2014	4,841.4570	$1,229.17	24.6820	$1,142.09	N/A	N/A
September 1, 2014 - September 30, 2014	2,512.4640	$1,214.20	—	N/A	N/A	N/A
	10,046.8280	$1,207.42	24.6820	$1,142.09

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

3.2	(a)	Third Amended and Restated Agreement of Limited Partnership, dated March 1, 2011 (filed as Exhibit 3.3(a) to the Form 10-Q filed on May 16, 2011 and incorporated herein by reference).

10.1	(a)	Customer Agreement between the Partnership, the General Partner and CGM, dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

10.1	(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.1(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2	(a)	Amended and Restated Management Agreement between the Partnership, the General Partner and the Advisor, dated July 3, 2014 (filed as Exhibit 10.2 to the Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.3	(a)	Agency Agreement between the Partnership, the General Partner and CGM, dated May 27, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(c)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the quarterly report 10-Q filed on May 14, 2014 and incorporated herein by reference).

	(d)	Letter amending the Alternative Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.4		Form of Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities, (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Form 10-Q, filed on November 14, 2011 and incorporated herein by reference).

10.5		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement (filed as Exhibit 10.6 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith).

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	—	Section 1350 Certification (Certification of Director) (filed herewith).

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANAGED FUTURES PREMIER ABINGDON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
Director

Date: November 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: November 13, 2014