Form 10-K
period 2014-12-31
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2015-03-30
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☑

Limited Partnership Redeemable Units with aggregate values of $166,678,377 of Class A, $9,230,581 of Class D and $467,616 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2015, there were 139,979.4662 Limited Partnership Redeemable Units of Class A outstanding, 10,729.3656 Limited Partnership Redeemable Units of Class D outstanding and 393.4672 Limited Partnership Redeemable Units of Class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Managed Futures Premier Abingdon L.P. (formerly, Abingdon Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on November 8, 2005 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2014, 2013 and 2012 are reported in the Statements of Changes in Partners’ Capital on page 36 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership are made by the Advisor (defined below).

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z Redeemable Units were offered to certain employees of Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and its affiliates (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee (formerly, a brokerage fee) equal to 1/12th of 0.75% (a 0.75% annual rate) of the Net Assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee (formerly, a brokerage fee) of 1/12th of 2.0% (a 2.0% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master permits accounts managed by the Winton Capital Management Limited (the “Advisor”) using the Winton Futures Program (formerly, the Winton Diversified Program, as applied without equities), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 16 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as trading directly and redemption rights are not affected. During the year ended December 31, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods covered by this report, Citigroup Global Markets (“CGM”) also served as a commodity broker.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2014 and 2013, the Partnership owned approximately 29.9% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Master engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained with CGM.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit decreases to less than $400 for any Class as of the close of business on any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership, as amended or restated from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate net assets of the Partnership decline to less than $1,000,000.

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1.0% per year) per class of month-end Net Assets per Class, for each outstanding Class. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding class. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the administrative fee and any redemptions or distributions as of the end of such month. Effective April 1, 2011, the Advisor reduced the management fee it receives from the Partnership from an annual rate of 2% of adjusted net assets to an annual rate of 1.5% of adjusted net assets. The Management Agreement continues in effect until June 30th of each year and is renewable by the General Partner for additional one year periods upon 30 days’ prior written notice to the Advisor. The Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement and earned by the Advisor for the Partnership during each calendar quarter. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Master has entered into a foreign exchange brokerage agreement with MS&Co. (the “Foreign Exchange Brokerage Agreement”). Under the Foreign Exchange Brokerage Agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investment in the Master.

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee.

Prior to April 1, 2014, this monthly ongoing selling agent fee was paid at a rate equal to (i) 4.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.875% per year of month-end net assets for Class D Redeemable Units and (iii) 1.125% per year of month-end net assets for Class Z Redeemable Units.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to (i) 2.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.25% per year of month-end Net Assets for Class D Redeemable Units and (iii) 0.5% per year of month-end Net Assets for Class Z Redeemable Units.

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 2.0% per year of month-end Net Assets for Class A Redeemable Units, (ii) reduced to 0.75% per year of month-end Net Assets for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units.

        Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to other properly registered or exempted selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the administrative fee, other expenses and any redemptions or distributions as of the end of such month.

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 4.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.875% per year of month-end Net Assets for Class D Redeemable Units and (iii) 1.125% per year of month-end Net Assets for Class Z Redeemable Units, in each case in lieu of brokerage fees on a per trade basis.

Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee, the administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid exchange, service, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “CGM clearing fees,” and together with the MS&Co. clearing fees and foreign exchange clearing fees, the “clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by the CFTC. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts (the Master was also a party to a customer agreement with CGM, which gave the Master the same right). The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2014 was $201,065,289.

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

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem units is limited, and no market exists for the Redeemable Units.

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

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have also proposed rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not have a materially adverse effect on trading for the Partnership. The trading instructions of the Advisor may have to be modified, and positions held indirectly by the Partnership through its investment in the Master may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates.

These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan

Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2015, was 1,506 for Class A Redeemable Units, 11 for Class D Redeemable Units and 6 for Class Z Redeemable Units.

(c) Dividends. The Partnership did not declare any distributions in 2014 or 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2014, the aggregate subscriptions of the classes were 19,306.2950 Redeemable Units totaling $23,280,332. For the twelve months ended December 31, 2013, the aggregate subscriptions of the classes were 42,906.7040 Redeemable Units totaling $47,084,292. For the twelve months ended December 31, 2012, the aggregate subscriptions of the classes were 39,340.7498 Redeemable Units totaling $45,036,157 and 296.1881 General Partner unit equivalents totaling $300,000.

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

Proceeds of net offering were used for the trading of commodity interests including futures, option, swap and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014— October 31, 2014	1,660.5670	$1,274.02	N/A	N/A
November 1, 2014— November 30, 2014	1,180.7110	$1,369.87	N/A	N/A
December 1, 2014— December 31, 2014	509.1730	$1,379.28	N/A	N/A
	3,350.4510	$1,323.79

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and total assets at December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

	2014	2013	2012	2011	2010
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage/ongoing selling agent fees of $5,194,483, $9,145,329, $10,147,976, $9,261,975, and $6,320,914, respectively	$43,123,723	$20,955,826	$(18,429,234)	$9,501,119	$15,962,149
Interest income allocated from Master	27,935	61,332	112,462	49,042	124,011

	$43,151,658	$21,017,158	$(18,316,772)	$9,550,161	$16,086,160

Net income (loss)	$32,043,757	$16,483,535	$(23,428,356)	$3,856,266	$12,299,168

Total assets	$208,651,182	$211,243,562	$211,173,048	$240,025,121	$161,871,435

Increase (decrease) in net asset value per unit
Class A	$219.67	$84.55	$(111.20)	$22.59	$97.13

Class D	$221.03	$102.79	$(71.52)	$28.28	$—

Class Z	$230.66	$109.95	$(63.33)	$12.87	$—

Net asset value per unit
Class A	$1,379.28	$1,159.61	$1,075.06	$1,186.26	$1,163.67

Class D	$1,280.58	$1,059.55	$956.76	$1,028.28	$—

Class Z	$1,290.15	$1,059.49	$949.54	$1,012.87	$—

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

The General Partner manages all business of the Partnership and the Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

The Partnership’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Partnership’s assets is currently invested in the Master. The Advisor trades the Master’s, and thereby the Partnership’s, assets in accordance with its Winton Futures Program, a proprietary, systematic trading system. The Winton Futures Program trades approximately 95 futures and forward contracts on U.S. and non-U.S. exchanges and markets.

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

Technical analysis refers to analysis based on data intrinsic to a market, such as price and volume. In contrast, fundamental analysis relies on factors external to a market, such as supply and demand. The Winton Futures Program employs no fundamental factors.

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

The Advisor does not take any responsibility for the accuracy or completeness of the contents of this document, any representations made herein, or the performance of the Partnership/Master. The Advisor is neither responsible for, nor involved in, the marketing, distribution or sales of shares or interests in the Partnership and is not responsible for compliance with any marketing or promotion laws, rules or regulations; and no third party other than the Advisor is authorized to make any statement about any of the Advisor’s products or services in connection with any such marketing, distribution or sales. Past performance by any other fund advised by the Advisor is not indicative of any future performance by the Partnership/Master.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods of services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2014.

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

From January 1, 2014 through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 17.3%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swaps may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 19.3% to 35.7% of the Partnership’s/Master’s contracts are traded OTC.

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

        Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures, forwards, options and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations under certain circumstances, including a decrease in net asset value per Redeemable Unit of any Class to less than $400 as of the close of business on any business day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate net assets of the Partnership decline to less than $1,000,000.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 43,633.4960 Redeemable Units were redeemed of Class A totaling $51,494,981, 5,033.7730 Redeemable Units of Class D were redeemed totaling $5,311,637, 144.8280 Redeemable Units of Class Z were redeemed totaling $152,169 and 616.0930 General Partner unit equivalents of Class Z were redeemed totaling $701,492. For the year ended December 31, 2013, 58,457.0180 Redeemable Units of Class A were redeemed totaling $65,360,235, 185.5080 Redeemable Units of Class Z were redeemed totaling $192,255 and 200.0000 General Partner unit equivalents of Class Z were redeemed totaling $200,824. For the year ended December 31, 2012, 47,411.3478 Redeemable Units of Class A were redeemed totaling $52,420,265 and 1,247.4000 Redeemable Units of Class D were redeemed totaling $1,148,706.

For the year ended December 31, 2014, there were additional subscriptions of 16,861.5740 Redeemable Units of Class A totaling $20,181,812 and 2,444.7210 Redeemable Units of Class D totaling $3,098,520. For the year ended December 31, 2013, there were additional subscriptions of 39,818.8570 Redeemable Units of Class A totaling $43,972,521, subscriptions of 3,030.7590 Redeemable Units of Class D totaling $3,051,148 and subscriptions of 57.0880 Redeemable Units of Class Z totaling $60,623. For the year ended December 31, 2012, there were additional subscriptions of 39,028.7164 Redeemable Units of Class A totaling $44,722,210, subscriptions of 81.2847 Redeemable Units of Class D totaling $82,000, subscriptions of 230.7487 Redeemable Units of Class Z totaling $231,947 and 296.1881 General Partner unit equivalents of Class Z totaling $300,000.

(c) Results of Operations.

For the year ended December 31, 2014, the net asset value per unit for Class A increased 18.9% from $1,159.61 to $1,379.28. For the year ended December 31, 2014, the net asset value per unit for Class D increased 20.9% from $1,059.55 to $1,280.58. For the year ended December 31, 2014, the net asset value per unit for Class Z increased 21.8% from $1,059.49 to $1,290.15. For the year ended December 31, 2013, the net asset value per unit for Class A increased 7.9% from $1,075.06 to $1,159.61. For the year ended December 31, 2013, the net asset value per unit for Class D increased 10.7% from $956.76 to $1,059.55. For the year ended December 31, 2013, the net asset value per unit for Class Z increased 11.6% from $949.54 to $1,059.49. For the year ended December 31, 2012, the net asset value per unit for Class A decreased 9.4% from $1,186.26 to $1,075.06. For the year ended December 31, 2012, the net asset value per unit for Class D decreased 7.0% from $1,028.28 to $956.76. For the year ended December 31, 2012, the net asset value per unit for Class Z decreased 6.3% from $1,012.87 to $949.54.

        The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $48,605,665 for the year ended December 31, 2014. Gains were primarily attributable to the Master’s trading of currencies, energy, U.S. and non-U.S. interest rates and livestock, and were partially offset by losses in grains, indices, metals and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 35 under “Item 8. Financial Statements and Supplementary Data.”

The most significant gains were achieved within the global interest rate sector during August from long positions in European fixed income futures as prices advanced over investor speculation that the European Central Bank would continue stimulus measures after reports showed euro-area manufacturing expanded less than previously estimated during July. Additional gains during August were experienced from long positions in U.S. fixed income futures. During October and November, gains were recorded from long positions in European fixed income futures as prices rose as concern over the European economy spurred demand for the relative safety of government debt. Additional gains were achieved during May from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the energy markets, gains were achieved during September from short positions in crude oil and its related products as prices moved lower on news that fuel inventory levels in the U.S. were higher than previous estimates predicted. Gains were experienced during October, November, and December from short positions in crude oil and its related products as prices moved lower as U.S. oil production advanced and after the OPEC nations failed to cut output in response to the global supply glut. Additional gains were recorded during January from long positions in natural gas futures as prices advanced after a U.S. government report showed a record drop in U.S. inventories. Within the currency sector, gains were experienced during November from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Additional gains were recorded during February from long positions in the British pound versus the U.S. dollar as the relative value of the pound increased after Bank of England policy makers expressed little concern that the strength of the currency would harm the British economy. During September, gains were achieved from short positions in the euro versus the U.S. dollar as the value of the dollar strengthened amid signs that the U.S. economy was outpacing its peers. The Partnership’s gains for the year were partially offset by losses incurred within the agricultural sector during June and July from long positions in corn and soybean futures as prices declined as mild weather throughout much of the Midwest reinforced analysts’ predictions that U.S. grain harvests would reach near record levels in 2014. Within the global stock index sector, losses were recorded during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses were experienced during October from long positions in European equity index futures as prices declined amid concern that the region’s central bank will face obstacles in its measures to revive the region’s economy. Within the metals markets, losses were incurred during June from short positions in gold and silver futures as precious metals prices rallied as increased turmoil in the Ukraine and Iraq caused investors to seek the relative safety of the precious metals. During February, losses were incurred from short positions in silver and gold futures as prices moved higher as increased geo-political tensions and discouraging U.S. economic data spurred investor demand.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $30,398,646 for the year ended December 31, 2013. Gains were primarily attributable to the Master’s trading of currencies, grains, indices, livestock, metals and softs, and were partially offset by losses in energy and U.S. and non-U.S. interest rates.

The most significant gains were achieved within the equity index markets as equity prices rose throughout a majority of the year. During January, profits were recorded from long positions in U.S., European, and Asian equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. During April, gains were achieved from long positions in Asian equity index futures as prices rallied during the month as the Bank of Japan reinforced its commitment to reach aggressive inflation and currency devaluation targets. Additional gains in the global stock index sector were recorded during the last four months of the year from long positions in U.S. and European equity index futures as prices reached record levels in the U.S. on investor reaction to the U.S. Federal Reserve Bank continuing its quantitative easing measures unabated. Within the metals markets, gains were recorded from March through June, and again from September through December. The most significant gains in this sector recorded during June from short positions in gold and silver futures as prices slumped amid speculation that the U.S. Federal Reserve may scale back its debt-purchasing program, eroding the appeal of the metals as a store of value. Additional gains in metals were recorded from short positions in copper futures. Additional gains were achieved in April from short positions in gold futures as prices declined as positive economic news in the U.S. reduced demand for the precious metal. The Partnership also recorded gains during September from short positions in gold and silver futures, as prices declined early in the month over renewed investor concern that the U.S. Federal Reserve would curtail its quantitative easing program, eroding demand for the precious metals. Within the agricultural sector, gains were recorded during August from long positions in soybean futures as prices increased as persistent, dry weather in the U.S. Midwest threatened crop yields. Within the currency markets, gains were recorded during January, March, April, and from September through December. The most meaningful gains in this sector were recorded during January from a short Japanese yen position versus the U.S. dollar as the Japanese yen reached the weakest level versus the dollar since June 2010 amid speculation that Japanese Prime Minister Shinzo Abe would select a central-bank chief who will expand monetary easing, accelerating the currency’s decline. During December, additional gains within the currency sector were achieved from short positions in the Japanese yen versus the U.S. dollar as the value of the yen fell amid speculation that the Bank of Japan would continue unprecedented stimulus measures, while the U.S. Federal Reserve began to pare quantitative easing amid the U.S. economic recovery. A portion of the Partnership’s gains during the year was offset by losses incurred within the global interest rate markets, primarily during May, from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report and a rise in German sentiment. Additional losses in the sector were incurred during January from long positions in European and U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said that the euro-area economy should gradually recover during 2013. Within the energy markets, losses were recorded during May through October, as energy prices remained volatile throughout much of the middle of 2013. The most notable losses in the energy complex were recorded during July from short positions in crude oil and heating oil futures as prices rallied after reports indicated that the U.S. economy was strengthening.

During the reporting period and prior periods included in the report, interest income on 80% of the Partnership’s daily average equity allocated to it by the Master was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined, or at the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three and twelve months ended December 31, 2014 decreased by $12,526 and $33,397, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor MS&Co./CGM had control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2014 decreased by $1,370,461 and $3,950,846, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower net assets during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013, as well as decreases in the ongoing selling agent fee rates for each Class effective October 1, 2014.

Certain clearing fees are based on the number of trades executed by the Advisor and the Partnership’s percentage ownership of the Master. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees allocated from the Master for the three months ended December 31, 2014 increased by $4,091, as compared to the corresponding period in 2013. The increase in clearing fees allocated from the Master is primarily due to an increase in the number of trades during the three months ended December 31, 2014, as compared to the corresponding period in 2013. Clearing fees allocated from the Master for the twelve months ended December 31, 2014 decreased by $11,734, as compared to the corresponding period in 2013. The decrease in clearing fees allocated from the Master is due to a decrease in the number of trades during the twelve months ended December 31, 2014, as compared to the corresponding period in 2013. All clearing fees are borne by the Master and allocated to the Partnership based on its proportionate share of the Master.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2014 decreased by $70,952 and $361,581, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower net assets during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and twelve months ended December 31, 2014 increased by $220,017 and $123,142, respectively, as compared to the corresponding periods in 2013. The increase in administrative fees is due to an increase in the administrative fee rate effective October 1, 2014.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. Trading performance for the three and twelve months ended December 31, 2014 resulted in incentive fees of $5,973,502 and $6,899,734, respectively. There were no incentive fees earned for the three and twelve months ended December 31, 2013. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2014 and 2013 were $165,139 and $191,850, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $48,281 and $108,587, respectively.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses of $7,971,199 for the year ended December 31, 2012. Losses were primarily attributable to the Master’s trading of currencies, energy, grains, metals and softs, and were partially offset by gains in U.S. and non U.S. interest rates, livestock and indices.

The most significant losses during the year were incurred within the currency markets during February from short positions in the euro as its value rose against the U.S. dollar on optimism that Greece would receive a second bailout. Additional losses were recorded in this sector during February from long positions in the Japanese yen versus the U.S. dollar as the value of the yen declined amid an investor shift into riskier currency assets. During August and September, short positions in the euro versus the U.S. dollar resulted in losses as the value of the euro advanced after German Chancellor Angela Merkel reiterated her commitment to working with the European Central Bank to resolve the euro-zone’s financial turmoil. Within the metals markets, losses were recorded during June from short positions in gold futures as prices rose amid signs of a slowdown in the U.S. economy, which triggered speculation that the U.S. Federal Reserve will take steps to spur growth, boosting the appeal of the precious metal. Additional metals losses were experienced during September from short positions in aluminum, copper, and nickel futures as prices moved higher amid signs of increased infrastructure spending by the Chinese government. During December, long positions in gold futures resulted in losses as prices fell amid a rally in the U.S. dollar, which reduced demand for the precious metal. Within energies, losses were incurred during May from long futures positions in crude oil and its related products as prices declined after stockpiles rose in the U.S. Losses were also experienced within the agricultural complex during May from long positions in soybean futures as prices fell amid favorable growing conditions in the U.S. During September, long futures positions in the soybean complex and corn resulted in additional losses as prices moved lower. A portion of the Partnership’s losses during the year was offset by gains achieved within the global interest rate sector during January from long positions in U.S. and European fixed income futures as prices advanced amid increased demand for the relative “safety” of government debt on mounting concern about the European sovereign debt crisis. Additional gains were recorded in these markets during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern that central banks and politicians were failing to contain the European debt crisis. During July, further gains were experienced from long positions in European and U.S. fixed income futures as prices advanced on concern that the global economic recovery was slowing. Within the global stock index markets, gains were experienced during February from long positions in U.S. and European equity index futures as prices rose amid positive economic news, including a better-than-expected U.S. employment report and an expansion in manufacturing in China, Europe, and the U.S. Additional gains were achieved in this sector during December from long positions in Asian equity index futures as prices rose after China’s manufacturing survey added to signs of recovery in the world’s second-largest economy.

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

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership, through its investment in the Master, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partner’s authorization, and that financial information utilized by the General Partner and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors and regulators, is free of material errors.

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership values its investment in the Master at the Master’s net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2014.

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

The Partnership values its investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2014 and 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2014 and 2013, the Master did not hold any derivative that are priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Quantifying the Partnership’s/Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Master’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Master’s mark-to-market accounting, any loss in the fair value of the Master’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized allocated from the Master).

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

The fair value of the Master’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2014 and December 31, 2013, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2014, the Master’s total capitalization was $697,801,812 and the Partnership owned approximately 29.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$32,224,643	4.62%	46,206,758	32,224,643	$39,296,361
Energy	$5,549,664	0.80%	8,807,820	2,522,147	$4,712,524
Grains	$2,079,743	0.30%	6,803,017	1,490,355	$4,170,978
Indices	$20,399,383	2.92%	38,072,737	8,890,588	$29,808,840
Interest Rates U.S.	$6,850,223	0.98%	13,373,014	3,884,773	$9,651,736
Interest Rates Non-U.S.	$11,751,881	1.69%	16,055,733	6,963,948	$13,910,466
Livestock	$514,635	0.07%	1,046,318	379,670	$749,689
Metals	$6,484,422	0.93%	10,460,750	4,878,593	$7,358,093
Softs	$1,407,923	0.20%	2,499,906	1,135,915	$1,784,789

Total	$87,262,517	12.51%

*	Annual average of month-end Values at Risk.

As of December 31, 2013, the Master’s total capitalization was $700,949,432 and the Partnership owned approximately 29.9% of the Master. The Partnership invests substaintially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2013 was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$40,074,908	5.72%	$53,282,510	$9,219,914	$35,805,300
Energy	2,872,198	0.41%	6,779,740	1,102,060	3,240,209
Grains	5,279,340	0.75%	5,815,140	132,268	4,554,349
Indices	38,072,737	5.43%	38,378,719	15,347,959	31,596,652
Interest Rates U.S.	4,620,256	0.66%	15,396,649	589,442	4,984,234
Interest Rates Non-U.S.	7,956,794	1.14%	15,292,772	3,303,641	8,302,908
Livestock	421,487	0.06%	673,961	306,526	434,267
Metals	7,063,365	1.01%	15,870,129	3,251,406	8,046,324
Softs	1,503,158	0.21%	2,445,348	1,145,513	1,855,849

Total	$107,864,243	15.39%

*	Annual average of month-end Values at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice), as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership/Master — give no indication of this “risk of ruin.”

Non-Trading Risk

The Master has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk that they represent) are immaterial.

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

The following were the primary trading risk exposures of the Master as of December 31, 2014, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2014, the Master’s primary exposures were in the Chicago Mercantile Exchange (“CME”) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

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

Grains. The Master’s primary commodities exposure is subject to agricultural price movements, which are often directly affected by severe unexpected weather conditions.

Softs. The Master’s primary commodities exposure is subject to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, and sugar accounted for the bulk of the Master’s commodity exposure.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master as of December 31, 2014.

Foreign Currency Balances. The Master’s primary foreign currency balances are in Hong Kong dollars, Euro and Japanese Yen. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Master’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control the Partnership’s (through its investment in the Master) risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject.

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

Item 8. Financial Statements and Supplementary Data.

Abingdon Futures Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2014, 2013 and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012; and Notes to Financial Statements.

To the Limited Partners of

Managed Futures Premier Abingdon L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Abingdon L.P.

Ceres Managed Futures LLC
522 Fifth Avenue New York, NY 10036 (855) 672-4468

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

The management of Managed Futures Premier Abingdon L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Abingdon L.P.	Steven Ross Chief Financial Officer Ceres Managed Futures LLC General Partner, Managed Futures Premier Abingdon L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Abingdon L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Abingdon L.P. (the “Partnership”), as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Abingdon L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$208,372,534	$210,999,080
Cash	278,648	244,482

Total assets	$208,651,182	$211,243,562

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$318,934	$752,273
Management fees	252,736	262,923
Administrative fees	168,491	87,641
Incentive fees	5,973,502	—
Professional fees	159,221	128,895
Other	10,717	23,860
Redemptions payable to Limited Partners	702,292	6,586,491

Total liabilities	7,585,893	7,842,083

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at December 31, 2014 and 2013)	—	—
General Partner, Class D, (0.0000 unit equivalents outstanding at December 31, 2014 and 2013)	—	—
General Partner, Class Z, (1,692.8140 and 2,308.9070 unit equivalents outstanding at December 31, 2014 and 2013, respectively)	2,183,984	2,446,264
Limited Partners, Class A, (133,862.9462 and 160,634.8682 Redeemable Units outstanding at December 31, 2014 and 2013, respectively)	184,633,894	186,273,315
Limited Partners, Class D, (10,729.3656 and 13,318.4176 Redeemable Units outstanding at December 31, 2014 and 2013, respectively)	13,739,779	14,111,594
Limited Partners, Class Z, (393.4672 and 538.2952 Redeemable Units outstanding at December 31, 2014 and 2013, respectively)	507,632	570,306

Total partners’ capital	201,065,289	203,401,479

Total liabilities and partners’ capital	$208,651,182	$211,243,562

Class A, net asset value per redeemable unit	$1,379.28	$1,159.61

Class D, net asset value per redeemable unit	$1,280.58	$1,059.55

Class Z, net asset value per redeemable unit	$1,290.15	$1,059.49

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

for the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Income:
Interest income allocated from Master (Note 3c)	$27,935	$61,332	$112,462

Expenses:
Expenses allocated from Master	287,459	297,491	310,059
Ongoing selling agent fees (Note 3c)	5,194,483	9,145,329	10,147,976
Management fees (Note 3b)	2,813,308	3,174,889	3,499,354
Administrative fees (Note 3a)	1,181,439	1,058,297	1,166,451
Incentive fees (Note 3b)	6,899,734	—	—
Professional fees	165,139	191,850	181,793
Other	48,281	108,587	83,986

Total expenses	16,589,843	13,976,443	15,389,619

Net investment income (loss)	(16,561,908)	(13,915,111)	(15,277,157)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	50,485,166	23,810,242	(5,681,969)
Change in net unrealized gains (losses) on open contracts allocated from Master	(1,879,501)	6,588,404	(2,289,230)

Net trading gain (loss) allocated from Master	48,605,665	30,398,646	(7,971,199)

Net income (loss)	$32,043,757	$16,483,535	$(23,248,356)

Net income (loss) allocation by class
Class A	$29,673,748	$14,932,283	$(22,180,890)

Class D	$1,841,302	$1,217,600	$(868,112)

Class Z	$528,707	$333,652	$(199,354)

Net income (loss) per unit* (Note 6)
Class A	$219.67	$84.55	$(111.20)

Class D	$221.03	$102.79	$(71.52)

Class Z	$230.66	$109.95	$(63.33)

Weighted average units outstanding
Class A	143,246.6293	176,759.7197	194,876.0451

Class D	9,334.2889	11,909.7548	11,303.5280

Class Z	2,543.2260	3,152.3475	3,133.7563

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2014, 2013 and 2012

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$222,607,691	187,655.6606	$11,777,664	11,453.7739	$2,682,781	2,648.6854	$237,068,136	201,758.1199
Subscriptions—Limited Partners	44,722,210	39,028.7164	82,000	81.2847	231,947	230.7487	45,036,157	39,340.7498
Subscriptions—General Partner	—	—	—	—	300,000	296.1881	300,000	296.1881
Net Income (Loss)	(22,180,890)	—	(868,112)	—	(199,354)	—	(23,248,356)	—
Redemptions—Limited Partners	(52,420,265)	(47,411.3478)	(1,148,706)	(1,247.4000)	—	—	(53,568,971)	(48,658.7478)

Partners’ Capital, December 31, 2012	192,728,746	179,273.0292	9,842,846	10,287.6586	3,015,374	3,175.6222	205,586,966	192,736.3100
Subscriptions—Limited Partners	43,972,521	39,818.8570	3,051,148	3,030.7590	60,623	57.0880	47,084,292	42,906.7040
Net income (loss)	14,932,283	—	1,217,600	—	333,652	—	16,483,535	—
Redemptions—General Partner	—	—	—	—	(200,824)	(200.0000)	(200,824)	(200.0000)
Redemptions—Limited Partners	(65,360,235)	(58,457.0180)	—	—	(192,255)	(185.5080)	(65,552,490)	(58,642.5260)

Partners’ Capital, December 31, 2013	186,273,315	160,634.8682	14,111,594	13,318.4176	3,016,570	2,847.2022	203,401,479	176,800.4880
Subscriptions—Limited Partners	20,181,812	16,861.5740	3,098,520	2,444.7210	—	—	23,280,332	19,306.2950
Net Income (loss)	29,673,748	—	1,841,302	—	528,707	—	32,043,757	—
Redemptions—General Partner	—	—	—	—	(701,492)	(616.0930)	(701,492)	(616.0930)
Redemptions—Limited Partners	(51,494,981)	(43,633.4960)	(5,311,637)	(5,033.7730)	(152,169)	(144.8280)	(56,958,787)	(48,812.0970)

Partners’ Capital, December 31, 2014	$184,633,894	133,862.9462	$13,739,779	10,729.3656	$2,691,616	2,086.2812	$201,065,289	146,678.5930

Net asset value per unit:

2012:	Class A	$1,075.06

	Class D	$956.76

	Class Z	$949.54

2013:	Class A	$1,159.61

	Class D	$1,059.55

	Class Z	$1,059.49

2014:	Class A	$1,379.28

	Class D	$1,280.58

	Class Z	$1,290.15

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2014

1.    Partnership Organization:

Managed Futures Premier Abingdon L.P. (formerly Abingdon Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership are made by the Advisor (defined below).

During the year ended December 31, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master permits accounts managed by Winton Capital Management Limited (the “Advisor”) using the Winton Futures Program (formerly, the Winton Diversified Program, as applied without equities), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated.

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011, and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z Redeemable Units were offered to certain employees of Morgan Stanley Smith

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2014

Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and its affiliates (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee (formerly, a brokerage fee) equal to 1/12th of 0.75% (a 0.75% annual rate) of the Net Assets of Class D as of the ending of each month, which differs from the Class A monthly ongoing selling agent fee (formerly, a brokerage fee) of 1/12th of 2.00% (a 2.00% annual rate) of the net assets of Class A. Class Z Redeemable units are not subject to a monthly ongoing selling agent fee.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

As of December 31, 2014 and 2013, the Partnership owned approximately 29.9% of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its initial capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit for any class decreases to less than $400 as of the close of business on any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2014

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2014 and 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$208,372,534	$—	$208,372,534	$—

Net fair value	$208,372,534	$—	$208,372,534	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$210,999,080	$—	$210,999,080	$—

Net fair value	$210,999,080	$—	$210,999,080	$—

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2014

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

f.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

g.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that no events have occurred that requires adjustments to or disclosure in the financial statements.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to  1/12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to  1/24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership is obligated to pay the Advisor a monthly management fee equal to  1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2014

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

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 4.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.875% per year of month-end Net Assets for Class D Redeemable Units and (iii) 1.125% per year of month-end Net Assets for Class Z Redeemable Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee, the administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2014

Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to (i) 4.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.875% per year of month-end net assets for Class D Redeemable Units and (iii) 1.125% per year of month-end net assets for Class Z Redeemable Units.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to (i) 2.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.25% per year of month-end Net Assets for Class D Redeemable Units and (iii) 0.5% per year of month-end Net Assets for Class Z Redeemable Units.

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 2.0% per year of month-end Net Assets for Class A Redeemable Units, (ii) reduced to 0.75% per year of month-end Net Assets for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units.

Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the administrative fee and other expenses and any redemptions or distributions as of the end of such month.

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

The MS&Co. Customer Agreement with the Partnership and the Master gives, and the CGM Customer Agreement with the Partnership and the Customer Agreement between CGM and the Master each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership/Master nets, for financial reporting purposes, the unrealized gains and losses on open futures exchange-cleared swaps and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s percentage ownership of the Master. Professional fees and other expenses are borne by the Master and allocated to the Partnership, and also directly charged at the Partnership level. All other fees are charged at the Partnership level.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2014

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” on the attached Master’s financial statements.

5.    Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors that become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.    Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014			2013			2012
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$294.58	$290.28	$300.28	$108.22	$124.19	$131.25	$(87.87)	$(51.03)	$(43.08)
Interest income allocated from Master	0.17	0.17	0.15	0.33	0.31	0.30	0.55	0.48	0.48
Expenses**	(75.08)	(69.42)	(69.77)	(24.00)	(21.71)	(21.60)	(23.88)	(20.97)	(20.73)

Increase (decrease) for the year	219.67	221.03	230.66	84.55	102.79	109.95	(111.20)	(71.52)	(63.33)
Net asset value per unit, beginning of year	1,159.61	1,059.55	1,059.49	1,075.06	956.76	949.54	1,186.26	1,028.28	1,012.87

Net asset value per unit, end of year	$1,379.28	$1,280.58	$1,290.15	$1,159.61	$1,059.55	$1,059.49	$1,075.06	$956.76	$949.54

*	Includes ongoing selling agent fees and clearing fees allocated from the Master.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class A Redeemable Units for the years ended December 31, 2014, 2013 and 2012 were $330.86, $159.90 and $(35.71), respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class D Redeemable Units for the years ended December 31, 2014, 2013 and 2012 were $305.97, $144.32 and $(31.27), respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for Class Z Redeemable Units for the years ended December 31, 2014, 2013 and 2012 were $307.51, $143.76 and $(30.87), respectively.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class A Redeemable Units for the years ended December 31, 2014, 2013 and 2012 were $(111.36), $(75.68) and $(76.04), respectively.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class D Redeemable Units for the years ended December 31, 2014, 2013 and 2012 were $(85.11), $(41.84) and $(40.73), respectively.

Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for Class Z Redeemable Units for the years ended December 31, 2014, 2013 and 2012 were $(77.00), $(34.11) and $(32.94), respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2014

	2014			2013			2012
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:
Net investment income (loss)	(9.1)%	(7.2)%	(7.2)%	(7.0)%	(4.2)%	(3.1)%	(6.8)%	(4.1)%	(3.6)%
Incentive fees	3.8%	3.6%	3.9%	—%	—%	—%	—%	—%	—%

Net investment income (loss) before incentive fees ***	(5.3)%	(3.6)%	(3.3)%	(7.0)%	(4.2)%	(3.1)%	(6.8)%	(4.1)%	(3.6)%

Operating expenses	5.4%	3.7%	3.3%	7.0%	4.2%	3.1%	6.9%	4.1%	3.6%
Incentive fees	3.8%	3.6%	3.9%	—%	—%	—%	—%	—%	—%

Total expenses and incentive fees	9.2%	7.3%	7.2%	7.0%	4.2%	3.1%	6.9%	4.1%	3.6%

Total return:
Total return before incentive fees	22.7%	24.5%	25.7%	7.9%	10.7%	11.6%	(9.4)%	(7.0)%	(6.3)%
Incentive fees	(3.8)%	(3.6)%	(3.9)%	—%	—%	—%	—%	—%	—%

Total return after incentive fees	18.9%	20.9%	21.8%	7.9%	10.7%	11.6%	(9.4)%	(7.0)%	(6.3)%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swaps may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer (or seller) of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 19.3% to 35.7% of the Partnership’s/Master’s contracts are traded OTC.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

December 31, 2014

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of ongoing selling agent fees	$31,132,333	$2,188,034	$12,475,691	$(2,644,400)
Net income (loss)	$23,899,286	$992,092	$10,843,643	$(3,691,264)
Increase (decrease) in Net Asset Value per Unit of Class A	$165.08	$6.61	$69.13	$(21.15)
Increase (decrease) in Net Asset Value per Unit of Class D	$156.79	$9.61	$67.07	$(12.44)
Increase (decrease) in Net Asset Value per Unit of Class Z	$160.09	$11.76	$69.29	$(10.48)

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage/ongoing selling agent fees	$19,450,359	$(4,557,095)	$(5,624,511)	$11,748,405
Net income (loss)	$18,304,154	$(5,662,055)	$(6,783,286)	$10,624,722
Increase (decrease) in Net Asset Value per Unit of Class A	$95.81	$(30.36)	$(35.68)	$54.78
Increase (decrease) in Net Asset Value per Unit of Class D	$93.91	$(21.03)	$(25.49)	$55.40
Increase (decrease) in Net Asset Value per Unit of Class Z	$95.73	$(19.15)	$(23.50)	$56.87

To the Limited Partners of

CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, CMF Winton Master L.P.

Ceres Managed Futures LLC
522 Fifth Avenue New York, NY 10036 855-672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

CMF Winton Master L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash (Note 3c)	$583,586,984	$564,039,261
Cash margin (Note 3c)	87,262,518	107,350,321
Net unrealized appreciation on open futures contracts	32,298,121	33,840,928

Total assets	$703,147,623	$705,230,510

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$5,286,899	$115,667
Accrued expenses:
Professional fees	38,281	42,089
Clearing fees due to MS&Co.	20,631	24,849
Redemptions payable	—	4,098,473

Total liabilities	5,345,811	4,281,078

Partners’ Capital:
General Partner, 0.0000 unit equivalents at December 31, 2014 and 2013	—	—
Limited Partners, 195,446.6928 and 254,353.1742 Redeemable Units outstanding at December 31, 2014 and 2013, respectively	697,801,812	700,949,432

Total liabilities and partners’ capital	$703,147,623	$705,230,510

Net asset value per unit	$3,570.29	$2,755.81

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2014

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	48	$89,449	0.01%
Energy	345	(3,240,330)	(0.46)
Grains	1,142	(547,033)	(0.08)
Indices	4,399	7,141,455	1.02
Interest Rates U.S.	11,509	(1,203,705)	(0.17)
Interest Rates Non-U.S.	15,522	10,815,045	1.55
Livestock	147	(414,305)	(0.06)
Metals	1	(1,320)	(0.00)*
Softs	231	72,885	0.01

Total futures contracts purchased		12,712,141	1.82

Futures Contracts Sold
Currencies	5,042	7,261,530	1.04
Energy	913	10,503,341	1.51
Grains	207	(178,058)	(0.03)
Indices	208	(875,800)	(0.13)
Interest Rates Non-U.S.	203	(42,225)	(0.01)
Livestock	235	593,170	0.09
Metals	730	681,990	0.10
Softs	802	1,642,032	0.24

Total futures contracts sold		19,585,980	2.81

Net unrealized appreciation on open futures contracts		32,298,121	4.63
Unrealized Appreciation on Open Forward Contracts
Currencies	$214,890,277	2,852,834	0.41
Metals	669	2,265,003	0.32

Total unrealized appreciation on open forward contracts		5,117,837	0.73

Unrealized Depreciation on Open Forward Contracts
Currencies	$293,627,256	(7,383,994)	(1.06)
Metals	892	(3,020,742)	(0.43)

Total unrealized depreciation on open forward contracts		(10,404,736)	(1.49)

Net unrealized depreciation on open forward contracts		(5,286,899)	(0.76)
Net fair value		$27,011,222	3.87%

*	Due to rounding.

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

CMF Winton Master L.P.

Statements of Income and Expenses

for the years ended

December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment Income:
Interest income	$111,655	$248,684	$450,351

Expenses:
Clearing fees	852,175	898,837	965,576
Professional fees	125,301	122,213	95,684

Total expenses	977,476	1,021,050	1,061,260

Net investment income (loss)	(865,821)	(772,366)	(610,909)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	171,648,092	81,943,704	(18,146,812)
Change in net unrealized gains (losses) on open contracts	(6,714,039)	24,133,563	(7,281,223)

Total trading results	164,934,053	106,077,267	(25,428,035)

Net income (loss)	$164,068,232	$105,304,901	$(26,038,944)

Net income (loss) per unit* (Note 6)	$814.99	$365.82	$(78.10)

Weighted average units outstanding	220,902.6826	292,249.3714	333,921.0463

*	Based on change in net asset value per unit before distribution of interest income to feeder funds.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2014, 2013 and 2012

Partners’ Capital
Partners’ Capital at December 31, 2011	$822,273,776
Net income (loss)	(26,038,944)
Subscriptions of 47,976.9386 Redeemable Units	117,157,420
Redemptions of 62,996.0606 Redeemable Units	(153,031,388)
Distribution of interest income to feeder funds	(450,351)

Partners’ Capital at December 31, 2012	759,910,513
Net income (loss)	105,304,901
Subscriptions of 28,577.2321 Redeemable Units	71,774,198
Redemptions of 92,063.6642 Redeemable Units	(235,791,496)
Distribution of interest income to feeder funds	(248,684)

Partners’ Capital at December 31, 2013	700,949,432
Net income (loss)	164,068,232
Subscriptions of 15,448.4607 Redeemable Units	45,189,157
Redemptions of 74,354.9421 Redeemable Units	(212,293,354)
Distribution of interest income to feeder funds	(111,655)

Partners’ Capital at December 31, 2014	$697,801,812

Net asset value per unit:

2012:	$2,390.86

2013:	$2,755.81

2014:	$3,570.29

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

1. Partnership Organization:

CMF Winton Master L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master may sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Master are made by the Advisor (defined below).

On November 1, 2004 (commencement of trading operations), CMF Winton Feeder I L.P. (“Winton Feeder”) allocated substantially all of its capital, and Diversified Multi-Advisor Futures Fund L.P. (“Diversified”) and Orion Futures Fund L.P. (“Orion”) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Redeemable Units with cash equal to $2,000,000. On September 30, 2014, Winton Feeder redeemed its investment in the Master. This amounted to 372.6816 Redeemable Units with cash equal to $1,124,465. Orion purchased 35,389.8399 Redeemable Units with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Diversified purchased 15,054.1946 Redeemable Units with cash equal to $14,251,586 and a contribution of open commodity futures and forward contracts with a fair value of $802,609. On December 31, 2013, Diversified redeemed its investment in the Master. This amounted to 1,474.7838 Redeemable Units with cash equal to $4,064,224. On December 1, 2004, Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 52,981.2908 Redeemable Units with cash equal to $57,471,493. On August 31, 2011, Tactical Diversified redeemed its investment in the Master. This amounted to 12,054.4847 Redeemable Units with cash equal to $29,538,004. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 5,741.8230 Redeemable Units with cash equal to $7,000,000. On February 1, 2007, Managed Futures Premier Abingdon L.P. (formerly, Abingdon Futures Fund L.P.) (“Abingdon”) allocated a portion of its capital to the Master and purchased 9,017.0917 Redeemable Units with cash equal to $12,945,000. On March 1, 2007, GF Co. Ltd. (“Global Futures”) allocated a portion of its capital to the Master and purchased 1,875.7046 Redeemable Units with cash equal to $2,500,000. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (“Orion Cayman”) allocated a portion of its capital to the Master and purchased 319.5126 Redeemable Units with cash equal to $640,000. On June 30, 2013, Orion Cayman redeemed its investment in the Master. This amounted to 424.4000 Redeemable Units with cash equal to $1,067,417. On June 1, 2013, Morgan Stanley Managed Futures Custom Solutions Fund L.P. (“Custom Solutions”) allocated a portion of its capital to the Master and purchased 383.1755 Redeemable Units with cash equal to $1,000,000. The Master permits commodity pools managed by Winton Capital Management Limited (the “Advisor”) using the Winton Futures Program (formerly, the Winton Diversified Program, as applied without equities), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

During the year ended December 31, 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The Master’s investors consist of Orion, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions (each a “Feeder,” collectively the “Funds”). Orion, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions each owned approximately 67.3%, 1.3%, 29.9%, 0.9% and 0.6% of the Master at December 31, 2014, respectively. Prior to Diversified’s full redemption, Diversified, Orion, Winton Feeder, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions each owned approximately 0.6%, 67.3%, 0.2%, 0.8%, 29.9%, 0.8% and 0.4% of the Master at December 31, 2013, respectively.

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

December 31, 2014

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

The Master considers prices for exchange-traded commodity futures, forwards, swaps and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2014 and 2013, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$43,561,809	$43,561,809	$—	$—
Forwards	5,117,837	2,265,003	2,852,834	—

Total Assets	48,679,646	45,826,812	2,852,834	—

Liabilities
Futures	11,263,688	11,263,688	—	—
Forwards	10,404,736	3,020,742	7,383,994	—

Total Liabilities	21,668,424	14,284,430	7,383,994	—

Net fair value	$27,011,222	$31,542,382	$(4,531,160)	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$45,516,541	$45,516,541	$—	$—
Forwards	3,931,989	772,295	3,159,694	—

Total Assets	49,448,530	46,288,836	3,159,694	—

Liabilities
Futures	11,675,613	11,675,613	—	—
Forwards	4,047,656	1,158,985	2,888,671	—

Total Liabilities	15,723,269	12,834,598	2,888,671	—

Net fair value	$33,725,261	$33,454,238	$271,023	$—

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

j.	Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Master’s financial statements. Based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception.

k.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

l.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustments to or disclosure in the financial statements.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner, MS&Co. or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

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

Under the CGM Customer Agreement, CGM provided services to the Master, including, among other things, the execution and clearing of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) were borne by the Master and allocated to the Funds. All other fees, including CGM’s direct brokerage, were borne by the Funds. During the term of the CGM Customer Agreement, all of the Master’s assets were deposited in the Master’s account at CGM. The Master’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations.

Under the MS&Co. Customer Agreement and the foreign exchange account agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2014 and 2013, the amount of cash held by the Master for margin requirements was $87,262,518 and $107,350,321, respectively. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement with the Master gives, and the CGM Customer Agreement with the Master gave, the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2014 and 2013 were 50,169 and 41,643, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2014 and 2013 were 1,126 and 1,388, respectively. The monthly average notional values of currency forward contracts held during the years ended December 31, 2014 and 2013 were $634,466,265 and $718,473,935, respectively.

On January 1, 2013, the Master adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Master’s financial statements.

The following tables summarize the valuation of the Master’s investments as of December 31, 2014 and 2013, respectively.

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Assets
Futures	$43,561,809	$(11,263,688)	$32,298,121
Forwards	5,117,837	(5,117,837)	—

Total Assets	$48,679,646	$(16,381,525)	$32,298,121

Liabilities
Futures	$(11,263,688)	$11,263,688	$—
Forwards	(10,404,736)	5,117,837	(5,286,899)

Total Liabilities	$(21,668,424)	$16,381,525	$(5,286,899)

Net fair value			$27,011,222

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Assets
Futures	$45,516,541	$(11,675,613)	$33,840,928
Forwards	3,931,988	(3,931,988)	—

Total Assets	$49,448,529	$(15,607,601)	$33,840,928

Liabilities
Futures	$(11,675,613)	$11,675,613	$—
Forwards	(4,047,655)	3,931,988	(115,667)

Total Liabilities	$(15,723,268)	$15,607,601	$(115,667)

Net fair value			$33,725,261

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

The following tables indicate the gross fair values of derivative instruments of futures, forward and options contracts as separate assets and liabilities as of December 31, 2014 and 2013.

December 31, 2014
Assets
Futures Contracts
Currencies	$7,910,345
Energy	10,516,685
Grains	204,223
Indices	9,120,453
Interest Rates U.S.	1,652,217
Interest Rates Non-U.S.	10,825,920
Livestock	599,795
Metals	922,115
Softs	1,810,056

Total unrealized appreciation on open futures contracts	$43,561,809

Liabilities
Futures Contracts
Currencies	$(559,366)
Energy	(3,253,674)
Grains	(929,314)
Indices	(2,854,798)
Interest Rates U.S.	(2,855,922)
Interest Rates Non-U.S.	(53,100)
Livestock	(420,930)
Metals	(241,445)
Softs	(95,139)

Total unrealized depreciation on open futures contracts	$(11,263,688)

Net unrealized appreciation on open futures contracts	$32,298,121 *

December 31, 2014
Assets
Forward Contracts
Currencies	$2,852,834
Metals	2,265,003

Total unrealized appreciation on open forward contracts	$5,117,837

Liabilities
Forward Contracts
Currencies	$(7,383,994)
Metals	(3,020,742)

Total unrealized depreciation on open forward contracts	$(10,404,736)

Net unrealized depreciation on open forward contracts	$(5,286,899)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

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

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2014, 2013 and 2012.

Sector	2014	2013	2012
Currencies	$22,002,118	$22,641,168	$(31,218,295)
Energy	48,086,222	(19,506,921)	(24,658,175)
Grains	(16,897,203)	12,720,641	(12,688,994)
Indices	(4,416,908)	118,746,353	7,430,770
Interest Rates U.S.	21,903,430	(27,294,562)	19,398,580
Interest Rates Non-U.S.	90,216,048	(29,539,424)	44,517,655
Livestock	8,264,282	1,728,125	497,494
Metals	(2,002,323)	22,484,013	(24,677,881)
Softs	(2,221,613)	4,097,874	(4,029,189)

Total	$164,934,053 ***	$106,077,267 ***	$(25,428,035	)***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors that become limited partners on the first day of the month after their subscription is processed. A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master in multiples of the net asset value per Redeemable Unit as of the end of any month after a request has been made to the General Partner at least three days in advance. The Redeemable Units are classified as a liability when the limited partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Net realized and unrealized gains (losses)*	$815.09	$365.34	$(79.20)
Interest income	0.51	0.87	1.38
Expenses**	(0.61)	(0.39)	(0.28)

Increase (decrease) for the year	814.99	365.82	(78.10)
Distribution of interest income to feeder funds	(0.51)	(0.87)	(1.38)
Net asset value per unit, beginning of year	2,755.81	2,390.86	2,470.34

Net asset value per unit, end of year	$3,570.29	$2,755.81	$2,390.86

*	Includes clearing fees.
**	Excludes clearing fees.

	2014	2013	2012
Ratios to average net assets:
Net investment income (loss)***	(0.1)%	(0.1)%	(0.1)%

Operating expenses	0.2%	0.1%	0.1%

Total return	29.6%	15.3%	(3.2)%

***	Interest income less total expenses.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 19.3% to 35.7% of the Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statement of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the counterparties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Master’s counterparty is an exchange or clearing organization. The Master continues to be subject to such risks with respect to MS&Co.

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

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2014

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Winton Master for the years ended December 31, 2014 and 2013 are summarized below.

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$107,799,603	$11,063,310	$46,913,379	$(1,582,759)
Net income (loss)	$107,753,339	$11,035,202	$46,885,576	$(1,605,885)
Increase (decrease) in net asset value per unit	$553.17	$54.95	$211.58	$(4.71)

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$72,592,650	$(7,716,872)	$(9,814,334)	$50,365,670
Net income (loss)	$72,574,281	$(7,736,884)	$(9,845,081)	$50,312,585
Increase (decrease) in net asset value per unit	$269.61	$(28.55)	$(39.06)	$163.82

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to executive officers because it has no executive officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business.” During the year ended December 31, 2014, the General Partner earned $1,181,439 in administrative fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, Morgan Stanley Wealth Management earned $5,194,483 in ongoing selling agent fees from the Partnership. As compensation for its services, the Partnership pays the Advisor management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2014, the Advisor earned $2,813,308 in management fees and $6,899,734 in incentive fees. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
Class Z General Partner unit equivalents	General Partner	1,692.8140	1.2%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2014 and 2013 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2014	$63,300
2013	$60,300

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

2014	$24,860
2013	$24,860

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2014 and 2013.

Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

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

(c)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(f) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Agreement of Limited Partnership, dated November 29, 2012 (filed as Exhibit 3.2 to the Form 8-K filed on December 5, 2011 and incorporated herein by reference).

10.1(a)

Customer Agreement between the Partnership, the General Partner and Citigroup Global Markets Inc., dated April 29, 2008 (filed as Exhibit 10.2 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

(b)

Amended and Restated Commodity Futures Customer Agreement between the Partnership and Morgan Stanley & Co. LLC, effective October 29, 2013 (filed as Exhibit 10.1(b) to the Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2

Amended and Restated Management Agreement dated July 3, 2014 by and among the Partnership, the General Partner and the Advisor (filed as Exhibit 10.2 to the Form 8-K filed July 9, 2014 and incorporated herein by reference).

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

(c)

Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(d)

Letter amending the Alternative Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.4

Form of Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc., and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Form 10-Q, filed on November 14, 2011 and incorporated herein by reference).

10.5	Form of Third Party Subscription Agreement for Credit Suisse Securities LLC (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Form of Subscription Agreement for Morgan Stanley Smith Barney LLC (filed as Exhibit 10.6 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.7(a)	Escrow Agreement among the General Partner and The Bank of New York, dated July 25, 2007 (filed as Exhibit 10.8(a) to the Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

(b)

Fifth Amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2012 (filed as Exhibit 10.8(b) to the Form 10-K, filed on March 27, 2013 and incorporated herein by reference).

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

Patrick T. Egan President & Director Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Kevin Klingert	/s/ Alper Daglioglu
Patrick T. Egan	Kevin Klingert	Alper Daglioglu
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 30, 2015	Date: March 30, 2015	Date: March 30, 2015

/s/ Steven Ross	/s/ Harry Handler	/s/ Jeremy Beal
Steven Ross	Harry Handler	Jeremy Beal
Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC Date: March 30, 2015	Director Ceres Managed Futures LLC Date: March 30, 2015
Date: March 30, 2015

/s/ M. Paul Martin	/s/ Colbert Narcisse	/s/ Frank Smith
M. Paul Martin	Colbert Narcisse	Frank Smith
Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 30, 2015	Date: March 30, 2015	Date: March 30, 2015

/s/ Feta Zabeli
Feta Zabeli
Director Ceres Managed Futures LLC
Date: March 30, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.