Form 10-Q
period 2015-03-31
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2015-05-13
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes     No X

As of April 30, 2015, there were 147,044.0562 Limited Partnership Redeemable Units of Class A outstanding, 14,179.1386 Limited Partnership Redeemable Units of Class D outstanding and 393.4672 Limited Partnership Redeemable Units of Class Z outstanding.

MANAGED FUTURES PREMIER ABINGDON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets:
Investment in Master(1), at fair value	$235,798,622	$208,372,534
Cash	249,568	278,648

Total assets	$236,048,190	$208,651,182

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$372,681	$318,934
Management fees	294,393	252,736
Administrative fees	196,262	168,491
Incentive fees	3,535,101	5,973,502
Other	161,243	169,938
Redemptions payable to Limited Partners	1,394,867	702,292

Total liabilities	5,954,547	7,585,893

Partners’ Capital:
General Partner, Class A, 0.0000 Redeemable Units outstanding at March 31, 2015 and December 31, 2014	—	—
General Partner, Class D, 0.0000 Redeemable Units outstanding at March 31, 2015 and December 31, 2014	—	—
General Partner, Class Z, 1,692.8140 Redeemable Units outstanding at March 31, 2015 and December 31, 2014	2,340,843	2,183,984
Limited Partners, Class A, 144,325.4862 and 133,862.9462 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	212,284,021	184,633,894
Limited Partners, Class D, 10,894.3476 and 10,729.3656 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	14,924,688	13,739,779
Limited Partners, Class Z, 393.4672 Redeemable Units outstanding at March 31, 2015 and December 31, 2014	544,091	507,632

Total partners’ capital	230,093,643	201,065,289

Total liabilities and partners’ capital	$236,048,190	$208,651,182

Class A, net asset value per unit	$1,470.87	$1,379.28

Class D, net asset value per unit	$1,369.95	$1,280.58

Class Z, net asset value per unit	$1,382.81	$1,290.15

(1)	Defined in Note 1

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Income:
Interest income allocated from Master	$3,920	$12,092

Expenses:
Expenses allocated from Master	74,478	73,700
Ongoing selling agent fees	1,068,746	2,088,281
Management fees	845,020	727,507
Administrative fees	563,347	242,503
Incentive fees	3,535,100	—
Other	66,346	76,854

Total expenses	6,153,037	3,208,845

Net investment income (loss)	(6,149,117)	(3,196,753)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	21,768,919	4,128,090
Change in net unrealized gains (losses) on open contracts allocated from Master	(1,475,479)	(4,622,601)

Total trading results allocated from Master	20,293,440	(494,511)

Net income (loss)	$14,144,323	$(3,691,264)

Net income (loss) allocation by class:
Class A	$12,986,096	$(3,533,716)

Class D	$964,909	$(125,035)

Class Z	$193,318	$(32,513)

Net asset value per redeemable unit
Class A (144,325.4862 and 150,200.4352 units outstanding at March 31, 2015 and 2014, respectively)	$1,470.87	$1,138.46

Class D (10,894.3476 and 8,284.6446 units outstanding at March 31, 2015 and 2014, respectively)	$1,369.95	$1,047.11

Class Z (2,086.2812 and 2,746.7242 units outstanding at March 31, 2015 and 2014, respectively)	$1,382.81	$1,049.01

Net income (loss) per redeemable unit*
Class A	$91.59	$(21.15)

Class D	$89.37	$(12.44)

Class Z	$92.66	$(10.48)

Weighted average units outstanding
Class A	141,624.6995	157,498.8515

Class D	10,784.3596	11,640.4933

Class Z	2,086.2812	2,780.2169

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2014	$184,633,894	133,862.9462	$13,739,779	10,729.3656	$2,691,616	2,086.2812	$201,065,289	146,678.5930
Subscriptions—Limited Partners	16,663,573	11,832.3860	220,000	164.9820	—	—	16,883,573	11,997.3680
Net income (loss)	12,986,096	—	964,909	—	193,318	—	14,144,323	—
Redemptions—Limited Partners	(1,999,542)	(1,369.8460)	—	—	—	—	(1,999,542)	(1,369.8460)

Partners’ Capital, March 31, 2015	$212,284,021	144,325.4862	$14,924,688	10,894.3476	$2,884,934	2,086.2812	$230,093,643	157,306.1150

Partners’ Capital, December 31, 2013	$186,273,315	160,634.8682	$14,111,594	13,318.4176	$3,016,570	2,847.2022	$203,401,479	176,800.4880
Subscriptions—Limited Partners	6,309,601	5,519.9550	—	—	—	—	6,309,601	5,519.9550
Net income (loss)	(3,533,716)	—	(125,035)	—	(32,513)	—	(3,691,264)	—
Redemptions—Limited Partners	(18,051,906)	(15,954.3880)	(5,311,637)	(5,033.7730)	(102,719)	(100.4780)	(23,466,262)	(21,088.6390)

Partners’ Capital, March 31, 2014	$170,997,294	150,200.4352	$8,674,922	8,284.6446	$2,881,338	2,746.7242	$182,553,554	161,231.8040

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

1. Organization:

Managed Futures Premier Abingdon L.P. (formerly Abingdon Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States Treasury bills. The Partnership privately and continuously offers redeemable units in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2015, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

As of March 31, 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the state of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master permits accounts managed by the Advisor using the Winton Futures Program (formerly, the Winton Diversified Program, as applied without equities), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as if the Partnership traded directly, and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2015.

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were offered to certain employees of Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and its affiliates (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12th of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

        The Master has entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

The Partnership has also entered into a selling agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, this monthly ongoing selling agent fee was paid at a rate equal to (i) 4.5% per year of month-end net assets for Class A Redeemable Units, (ii) 1.875% per year of month-end net assets for Class D Redeemable Units and (iii) 1.125% per year of month-end net assets for Class Z Redeemable Units.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to (i) 2.5% per year of month-end net assets for Class A Redeemable Units, (ii) 1.25% per year of month-end net assets for Class D Redeemable Units and (iii) 0.5% per year of month-end net assets for Class Z Redeemable Units.

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 2.0% per year of month-end net assets for Class A Redeemable Units, (ii) reduced to 0.75% per year of month-end net assets for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. As of the same date, the administrative fee increased from an annual rate of 0.50% to an annual rate of 1.00%. The October 1, 2014 fee changes offset each other, and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

        At March 31, 2015 and December 31, 2014, the Partnership owned approximately 33.1% and 29.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of their capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investment: The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Master’s Investments: Fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status. The Partnership has adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

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

Net Income (Loss) per unit. Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification (“ASC”) 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2015 and 2014 are presented below:

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

CMF Winton Master L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Cash	$572,355,792	$583,586,984
Cash margin	114,825,497	87,262,518
Net unrealized appreciation on open futures contracts	26,135,562	32,298,121

Total assets	$713,316,851	$703,147,623

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$1,806,378	$5,286,899
Accrued expenses:
Professional fees	72,190	38,281
Clearing fees due to MS&Co.	—	20,631

Total liabilities	1,878,568	5,345,811

Partners’ Capital:
General Partner, 0.0000 units outstanding at March 31, 2015 and December 31, 2014	—	—
Limited Partners, 181,860.1373 and 195,446.6928 units outstanding at March 31, 2015 and December 31, 2014, respectively	711,438,283	697,801,812

Total liabilities and partners’ capital	$713,316,851	$703,147,623

Net asset value per unit	$3,912.01	$3,570.29

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

March 31, 2015

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	389	$140,218	0.02%
Energy	477	(770,740)	(0.11)
Grains	562	(370,263)	(0.05)
Indices	6,926	2,213,061	0.31
Interest Rates U.S.	16,146	10,607,835	1.49
Interest Rates Non-U.S.	19,852	7,443,571	1.05
Softs	192	(221,339)	(0.03)

Total futures contracts purchased		19,042,343	2.68

Futures Contracts Sold
Currencies	4,023	959,326	0.13
Energy	1,565	3,708,569	0.52
Grains	519	(34,089)	(0.00)*
Indices	54	(82,430)	(0.01)
Interest Rates Non-U.S.	28	54	0.00 *
Livestock	449	205,193	0.03
Metals	1,211	(1,604,930)	(0.23)
Softs	1,202	3,941,526	0.55

Total futures contracts sold		7,093,219	0.99

Net unrealized appreciation on open futures contracts		26,135,562	3.67

Unrealized Appreciation on Open Forward Contracts
Currencies	$348,120,139	3,278,079	0.46
Metals	156	356,771	0.05

Total unrealized appreciation on open forward contracts		3,634,850	0.51

Unrealized Depreciation on Open Forward Contracts
Currencies	$186,872,765	(2,963,000)	(0.41)
Metals	689	(2,478,228)	(0.35)

Total unrealized depreciation on open forward contracts		(5,441,228)	(0.76)

Net unrealized depreciation on open forward contracts		(1,806,378)	(0.25)
Net fair value		$24,329,184	3.42%

* Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest income	$14,330	$47,993

Expenses:
Clearing fees	192,952	225,255
Professional fees	38,075	23,126

Total expenses	231,027	248,381

Net investment income (loss)	(216,697)	(200,388)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	65,925,832	14,141,943
Change in net unrealized gains (losses) on open contracts	(2,682,038)	(15,547,440)

Total trading results	63,243,794	(1,405,497)

Net income (loss)	63,027,097	(1,605,885)
Subscriptions — Limited Partners	16,883,573	20,895,025
Redemptions — Limited Partners	(66,259,869)	(78,706,308)
Distribution of interest income to feeder funds	(14,330)	(47,993)

Net increase (decrease) in Partners’ Capital	13,636,471	(59,465,161)
Partners’ Capital, beginning of period	697,801,812	700,949,432

Partners’ Capital, end of period	$711,438,283	$641,484,271

Net asset value per unit (181,860.1373 and 233,190.8491 units outstanding at March 31, 2015 and 2014, respectively)	$3,912.01	$2,750.90

Net income (loss) per unit *	$341.80	$(4.71)

Weighted average units outstanding	189,969.1329	249,639.0970

*	Represents the change in net asset value per unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

3.	Financial Highlights:

Financial highlights for the each limited partner class for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$131.99	$122.66	$123.64	$(1.80)	$(1.59)	$(1.57)
Interest Income allocated from Master	0.03	0.03	0.03	0.07	0.07	0.05
Expenses	(40.43)	(33.32)	(31.01)	(19.42)	(10.92)	(8.96)

Increase (decrease) for the period	91.59	89.37	92.66	(21.15)	(12.44)	(10.48)
Net Asset Value per Redeemable Unit, beginning of period	1,379.28	1,280.58	1,290.15	1,159.61	1,059.55	1,059.49

Net Asset Value per Redeemable Unit, end of period	$1,470.87	$1,369.95	$1,382.81	$1,138.46	$1,047.11	$1,049.01

Ongoing selling agent fees and clearing fees allocated from the Master, which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit, are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in expenses per Redeemable Unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31,
	2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:*
Net investment income (loss)**	(5.0)%	(3.6)%	(2.9)%	(7.0)%	(4.5)%	(3.3)%
Operating expenses	5.0%	3.6%	2.9%	7.0%	4.6%	3.3%
Incentive fees	1.6%	1.6%	1.6%	—%	—%	—%

Total expenses and incentive fees	6.6%	5.2%	4.5%	7.0%	4.6%	3.3%

Total return:
Total return before incentive fees	8.2%	8.6%	8.8%	(1.8)%	(1.2)%	(1.0)%
Incentive fees	(1.6)%	(1.6)%	(1.6)%	—%	—%	—%

Total return after incentive fees	6.6%	7.0%	7.2%	(1.8)%	(1.2)%	(1.0)%

*	Annualized (other than incentive fees).

**	Interest income allocated from Master less total expenses. Does not reflect the effects of incentive fees.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using each of the limited partner’s share of income, expenses and average net assets of the Partnership including the income and expenses allocated from the Master.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2015	2014

Net realized and unrealized gains (losses)	$342.98	$(3.87)
Interest income	0.08	0.20
Expenses	(1.26)	(1.04)

Increase (decrease) for the period	341.80	(4.71)
Distribution	(0.08)	(0.20)
Net asset Value per unit, beginning of period	3,570.29	2,755.81

Net asset Value per unit, end of period	$3,912.01	$2,750.90

Clearing fees which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31,
	2015	2014

Ratios to Average Net Assets:**
Net investment income (loss)*	(0.1)%	(0.1)%

Operating expenses	0.1%	0.2%

Total return	9.6%	(0.2)%

*	Interest income less total expenses (exclusive of incentive fees).

**	Annualized.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

4.	Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro rata share of the results of the Master’s trading activities are shown on the Statements of Income and Expenses.

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

Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s percentage ownership of the Master. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the  “clearing fees”) paid to MS&Co. are borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts held during the three months ended March 31, 2015 and 2014 was 49,401 and 48,175, respectively. The monthly average number of metals forward contracts held during the three months ended March 31, 2015 and 2014 was 1,030 and 709, respectively. The average notional value of currency forward contracts held during the three months ended March 31, 2015 and 2014 was $568,832,699 and $621,656,667, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2015 and December 31, 2014, respectively.

				Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets
Futures	$34,393,853	$(8,258,291)	$26,135,562	$—	$—	$26,135,562
Forwards	3,634,850	(3,634,850)	—	—	—	—

Total assets	$38,028,703	$(11,893,141)	$26,135,562	$—	$—	$26,135,562

Liabilities
Futures	$(8,258,291)	$8,258,291	$—	$—	$—	$—
Forwards	(5,441,228)	3,634,850	(1,806,378)	—	—	(1,806,378)

Total liabilities	$(13,699,519)	$11,893,141	$(1,806,378)	$—	$—	$(1,806,378)

Net fair value						$24,329,184 *

				Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets
Futures	$43,561,809	$(11,263,688)	$32,298,121	$—	$—	$32,298,121
Forwards	5,117,837	(5,117,837)	—	—	—	—

Total assets	$48,679,646	$(16,381,525)	$32,298,121	$—	$—	$32,298,121

Liabilities
Futures	$(11,263,688)	$11,263,688	$—	$—	$—	$—
Forwards	(10,404,736)	5,117,837	(5,286,899)	—	—	(5,286,899)

Total liabilities	$(21,668,424)	$16,381,525	$(5,286,899)	$—	$—	$(5,286,899)

Net fair value						$27,011,222 *

*	In the event of default by the Master, MS&Co., the sole counterparty to the Master’s derivative contracts, has the right to offset the Master’s obligation with the cash held by the Master, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown on the Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2015 and December 31, 2014.

March 31, 2015
Assets
Futures Contracts
Currencies	$2,910,052
Energy	4,173,334
Grains	151,231
Indices	3,726,587
Interest Rates U.S.	10,739,357
Interest Rates Non-U.S.	7,757,882
Livestock	607,928
Metals	324,083
Softs	4,003,399

Total unrealized appreciation on open futures contracts	$34,393,853

Liabilities
Futures Contracts
Currencies	$(1,810,508)
Energy	(1,235,505)
Grains	(555,583)
Indices	(1,595,956)
Interest Rates U.S.	(131,522)
Interest Rates Non-U.S.	(314,257)
Livestock	(402,735)
Metals	(1,929,013)
Softs	(283,212)

Total unrealized depreciation on open futures contracts	$(8,258,291)

Net unrealized appreciation on open futures contracts	$26,135,562 *

March 31, 2015
Assets
Forward Contracts
Currencies	$3,278,079
Metals	356,771

Total unrealized appreciation on open forward contracts	$3,634,850

Liabilities
Forward Contracts
Currencies	$(2,963,000)
Metals	(2,478,228)

Total unrealized depreciation on open forward contracts	$(5,441,228)

Net unrealized depreciation on open forward contracts	$(1,806,378)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

December 31, 2014
Assets
Futures Contracts
Currencies	$7,910,345
Energy	10,516,685
Grains	204,223
Indices	9,120,453
Interest Rates U.S.	1,652,217
Interest Rates Non-U.S.	10,825,920
Livestock	599,795
Metals	922,115
Softs	1,810,056

Total unrealized appreciation on open futures contracts	$43,561,809

Liabilities
Futures Contracts
Currencies	$(559,366)
Energy	(3,253,674)
Grains	(929,314)
Indices	(2,854,798)
Interest Rates U.S.	(2,855,922)
Interest Rates Non-U.S.	(53,100)
Livestock	(420,930)
Metals	(241,445)
Softs	(95,139)

Total unrealized depreciation on open futures contracts	$(11,263,688)

Net unrealized appreciation on open futures contracts	$32,298,121 *

December 31, 2014
Assets
Forward Contracts
Currencies	$2,852,834
Metals	2,265,003

Total unrealized appreciation on open forward contracts	$5,117,837

Liabilities
Forward Contracts
Currencies	$(7,383,994)
Metals	(3,020,742)

Total unrealized depreciation on open forward contracts	$(10,404,736)

Net unrealized depreciation on open forward contracts	$(5,286,899)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Sector	2015	2014
Currencies	$20,012,145	$(173,020)
Energy	1,148,637	903,931
Grains	(1,886,856)	4,144,453
Indices	19,197,215	(12,692,120)
Interest Rates U.S.	13,190,164	(3,148,842)
Interest Rates Non-U.S.	13,125,238	17,837,661
Livestock	782,435	4,251,797
Metals	(5,912,321)	(7,842,119)
Softs	3,587,137	(4,687,238)

Total	$63,243,794 ***	$(1,405,497	)***

***	This amount is included in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

5.	Fair Value Measurements:

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward, option and swap contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2015 and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the three months ended March 31, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2015	Level 1	Level 2	Level 3
Assets
Futures	$34,393,853	$34,393,853	$—	$—
Forwards	3,634,850	356,771	3,278,079	—

Total Assets	$38,028,703	$34,750,624	$3,278,079	$—

Liabilities
Futures	$8,258,291	$8,258,291	$—	$—
Forwards	5,441,228	2,478,228	2,963,000	—

Total Liabilities	$13,699,519	$10,736,519	$2,963,000	$—

Net fair value	$24,329,184	$24,014,105	$315,079	$—

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures	$43,561,809	$43,561,809	$—	$—
Forwards	5,117,837	2,265,003	2,852,834	—

Total Assets	$48,679,646	$45,826,812	$2,852,834	$—

Liabilities
Futures	$11,263,688	$11,263,688	$—	$—
Forwards	10,404,736	3,020,742	7,383,994	—

Total Liabilities	$21,668,424	$14,284,430	$7,383,994	$—

Net fair value	$27,011,222	$31,542,382	$(4,531,160)	$—

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 3.9% to 26.1% of the Partnership’s/Master’s contracts are traded OTC.

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

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results on investments in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co. or a MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or a MS&Co. affiliate, the Partnership’s/Master’s counterparty was an exchange or clearing organization.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

7.	Subsequent Events.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2015.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. For the three months ended March 31, 2015, Partnership capital increased 14.4% from $201,065,289 to $230,093,643. This increase was attributable to net income of $14,144,323, coupled with subscriptions for 11,832.3860 Redeemable Units of Class A totaling $16,663,573 and 164.9820 Redeemable Units of Class D totaling $220,000. This increase was partially offset by redemptions of 1,369.8460 Redeemable Units of Class A totaling $1,999,542.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2015, the Master’s capital increased 2.0% from $697,801,812 to $711,438,283. This increase was attributable to net income of $63,027,097 and subscriptions for 4,589.3751 units totaling $16,883,573. This increase was partially offset by redemptions of 18,175.9306 units totaling $66,259,869 and distributions of interest income to feeder funds totaling $14,330. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2015, the net asset value per Redeemable Unit for Class A increased 6.6% from $1,379.28 to $1,470.87, as compared to a decrease of 1.8% in the first quarter of 2014. During the Partnership’s first quarter of 2015, the net asset value per Redeemable Unit for Class D increased 7.0% from $1,280.58 to $1,369.95, as compared to a decrease of 1.2% in the first quarter of 2014. During the Partnership’s first quarter of 2015, the net asset value per Redeemable Unit for Class Z increased 7.2% from $1,290.15 to $1,382.81, as compared to a decrease of 1.0% in the first quarter of 2014. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2015 of $20,293,440. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates, livestock and softs, and were partially offset by losses in grains and metals. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2014 of $494,511. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. interest rates, metals, softs, and indices, and were partially offset by gains in grains, livestock, energy, and non-U.S. interest rates.

The most significant gains were achieved within the global interest rate markets during January from long positions in U.S. Treasury note and Eurodollar futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Additional gains were experienced during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in Eurozone economies will spur the European Central Bank to increase its quantitative easing measures. During March, gains were experienced within the global interest rate markets from long positions in European and U.S. fixed income futures. Within the currency sector, gains were recorded during January from short positions in the euro versus the U.S. dollar as the relative value of the euro moved lower over renewed concerns that political turmoil in Greece could spur that nation’s exit from the Eurozone. Additional gains were achieved during March from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced on reports of U.S. manufacturing growth and speculation that the Federal Reserve remained committed to increasing interest rates in the near future. Within the global stock index sector, gains were experienced primarily during February from long positions in U.S., European, and Asian equity index futures as prices moved higher as positive global macro-economic signals spurred investor sentiment. Within the agricultural markets, gains were recorded during February from short positions in sugar and coffee futures as prices fell on declining harvest concerns after rain across most of Brazil’s growing region helped replenish soil parched by dry weather during January. Additional gains were achieved within the energy sector during March from short positions in crude oil and its related products as prices moved lower as production from the U.S. and Middle East added to a growing global supply glut. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during January from short positions in gold and silver futures as prices advanced after U.S. government data showed that the economy expanded at a slower pace than forecast in the fourth quarter, reigniting demand for the precious metals.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three months ended March 31, 2015 decreased by $8,172, as compared to the corresponding period in 2014. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2015, as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the adjusted net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2015 decreased by $1,019,535, as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is due to lower ongoing selling agent fee rates, but was partially offset by higher net assets per class during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Management fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2015 increased by $117,513, as compared to the corresponding period in 2014. The increase in management fees is due to higher net assets per class during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2015 increased by $320,844, as compared to the corresponding period in 2014. The increase in administrative fees is due to higher administrative fee rates as well as higher net assets per class during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. Incentive fees borne by the Partnership for the three months ended March 31, 2015 were $3,535,100. There were no incentive fees paid for the three months ended March 31, 2014. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended March 31, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, the Master’s total capitalization was $711,438,283 and the Partnership owned approximately 33.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2015 was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$35,649,878	5.01%	$41,725,418	$15,576,197	$35,200,229
Energy	8,587,916	1.21%	8,587,916	5,422,326	7,480,851
Grains	1,216,032	0.17%	2,079,743	908,552	1,263,408
Indices	32,996,405	4.64%	37,502,366	16,190,450	31,278,535
Interest Rates U.S.	12,141,773	1.71%	12,141,773	6,850,223	11,203,216
Interest Rates Non-U.S.	12,463,422	1.75%	13,409,872	11,215,022	12,710,369
Livestock	607,695	0.08%	667,755	363,495	547,402
Metals	8,986,921	1.26%	10,448,593	5,579,976	7,336,454
Softs	2,175,456	0.31%	2,175,646	1,407,923	1,987,044

Total	$114,825,498	16.14%

* Average of month-end Values at Risk.

As of December 31, 2014, the Master’s total capitalization was $697,801,812 and the Partnership owned approximately 29.9% of the Master. The Partnership invests substaintially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$32,224,643	4.62%	$46,206,758	$32,224,643	$39,296,361
Energy	5,549,664	0.80%	8,807,820	2,522,147	4,712,524
Grains	2,079,743	0.30%	6,803,017	1,490,355	4,170,978
Indices	20,399,383	2.92%	38,072,737	8,890,588	29,808,840
Interest Rates U.S.	6,850,223	0.98%	13,373,014	3,884,773	9,651,736
Interest Rates Non-U.S.	11,751,881	1.69%	16,055,733	6,963,948	13,910,466
Livestock	514,635	0.07%	1,046,318	379,670	749,689
Metals	6,484,422	0.93%	10,460,750	4,878,593	7,358,093
Softs	1,407,923	0.20%	2,499,906	1,135,915	1,784,789

Total	$87,262,517	12.51%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2015, there were subscriptions for 11,832.3860 Redeemable Units of Class A totaling $16,663,573 and 164.9820 Class D Redeemable units totaling $220,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	186.4350	$1,436.13	N/A	N/A
February 1, 2015 - February 28, 2015	235.0830	$1,433.24	N/A	N/A
March 1, 2015 - March 31, 2015	948.3280	$1,470.87	N/A	N/A
	1,369.8460	$1,459.68

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

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – None

Item 6. Exhibits

3.1	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2		Fourth Amended and Restated Limited Partnership Agreement, dated November 29, 2012 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 5, 2012 and incorporated herein by reference).

10.1	(a)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2		Amended and Restated Management Agreement among the Partnership, the General Partner and the Advisor, dated July 3, 2014 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.3	(a)	Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(b)	Letter amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

	(c)	Letter amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2011 and incorporated herein by reference).

10.5		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	—	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER ABINGDON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 13, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: May 13, 2015