Form 10-Q
period 2015-06-30
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2015-08-12
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes     No X

As of July 31, 2015, there were 147,306.8222 Limited Partnership Redeemable Units of Class A outstanding, 14,179.1386 Limited Partnership Redeemable Units of Class D outstanding and 431.6102 Limited Partnership Redeemable Units of Class Z outstanding.

MANAGED FUTURES PREMIER ABINGDON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets:
Investment in Master(1), at fair value	$218,926,425	$208,372,534
Cash	255,064	278,648

Total assets	$219,181,489	$208,651,182

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$342,146	$318,934
Management fees	273,340	252,736
General Partner fees	182,227	168,491
Incentive fees	—	5,973,502
Other	167,288	169,938
Redemptions payable to Limited Partners	2,133,802	702,292

Total liabilities	3,098,803	7,585,893

Partners’ Capital:
General Partner, Class A, 0.0000 Redeemable Units outstanding at June 30, 2015 and December 31, 2014	—	—
General Partner, Class D, 0.0000 Redeemable Units outstanding at June 30, 2015 and December 31, 2014	—	—
General Partner, Class Z, 1,909.7640 and 1,692.8140 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	2,381,489	2,183,984
Limited Partners, Class A, 148,264.9242 and 133,862.9462 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	195,678,812	184,633,894
Limited Partners, Class D, 14,179.1386 and 10,729.3656 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	17,484,164	13,739,779
Limited Partners, Class Z, 431.6102 and 393.4672 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	538,221	507,632

Total partners’ capital	216,082,686	201,065,289

Total liabilities and partners’ capital	$219,181,489	$208,651,182

Class A, net asset value per unit	$1,319.79	$1,379.28

Class D, net asset value per unit	$1,233.09	$1,280.58

Class Z, net asset value per unit	$1,247.01	$1,290.15

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income:
Interest income allocated from Master	$3,443	$5,996	$7,363	$18,088

Expenses:
Expenses allocated from Master	85,391	65,823	159,869	139,523
Ongoing selling agent fees	1,055,958	1,114,182	2,124,704	3,202,463
Management fees	843,820	692,606	1,688,840	1,420,113
General Partner fees	562,547	230,869	1,125,894	473,372
Incentive fees	—	657,744	3,535,100	657,744
Other	86,001	50,829	152,347	127,683

Total expenses	2,633,717	2,812,053	8,786,754	6,020,898

Net investment income (loss)	(2,630,274)	(2,806,057)	(8,779,391)	(6,002,810)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	(13,337,481)	14,020,318	8,431,438	18,148,408
Net change in unrealized gains (losses) on open contracts allocated from Master	(8,737,817)	(370,618)	(10,213,296)	(4,993,219)

Total trading results allocated from Master	(22,075,298)	13,649,700	(1,781,858)	13,155,189

Net income (loss)	$(24,705,572)	$10,843,643	$(10,561,249)	$7,152,379

Net income (loss) allocation by class:
Class A	$(22,449,824)	$10,098,394	$(9,463,728)	$6,564,678

Class D	$(1,940,524)	$555,659	$(975,615)	$430,624

Class Z	$(315,224)	$189,590	$(121,906)	$157,077

Net asset value per Redeemable Unit
Class A (148,264.9242 and 138,025.2312 Redeemable Units outstanding at June 30, 2015 and 2014, respectively)	$1,319.79	$1,207.59	$1,319.79	$1,207.59

Class D (14,179.1386 and 8,284.6446 Redeemable Units outstanding at June 30, 2015 and 2014, respectively)	$1,233.09	$1,114.18	$1,233.09	$1,114.18

Class Z (2,341.3742 and 2,727.0562 Redeemable Units outstanding at June 30, 2015 and 2014, respectively)	$1,247.01	$1,118.30	$1,247.01	$1,118.30

Net income (loss) per Redeemable Unit*
Class A	$(151.08)	$69.13	$(59.49)	$47.98

Class D	$(136.86)	$67.07	$(47.49)	$54.63

Class Z	$(135.80)	$69.29	$(43.14)	$58.81

Weighted average units outstanding
Class A	148,823.4815	144,184.6505	145,224.0905	150,841.7510

Class D	14,179.1386	8,284.6446	12,481.7491	9,962.5689

Class Z	2,315.9455	2,733.6122	2,201.1134	2,756.9145

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2014	$184,633,894	133,862.9462	$13,739,779	10,729.3656	$2,691,616	2,086.2812	$201,065,289	146,678.5930
Subscriptions—Limited Partners	28,544,303	20,195.8390	4,720,000	3,449.7730	50,000	38.1430	33,314,303	23,683.7550
Subscriptions—General Partner	—	—	—	—	300,000	216.9500	300,000	216.9500
Net income (loss)	(9,463,728)	—	(975,615)	—	(121,906)	—	(10,561,249)	—
Redemptions—Limited Partners	(8,035,657)	(5,793.8610)	—	—	—	—	(8,035,657)	(5,793.8610)

Partners’ Capital, June 30, 2015	$195,678,812	148,264.9242	$17,484,164	14,179.1386	$2,919,710	2,341.3742	$216,082,686	164,785.4370

Partners’ Capital, December 31, 2013	$186,273,315	160,634.8682	$14,111,594	13,318.4176	$3,016,570	2,847.2022	$203,401,479	176,800.4880
Subscriptions—Limited Partners	8,769,317	7,626.5800	—	—	—	—	8,769,317	7,626.5800
Net income (loss)	6,564,678	—	430,624	—	157,077	—	7,152,379	—
Redemptions—Limited Partners	(34,928,933)	(30,236.2170)	(5,311,637)	(5,033.7730)	(123,980)	(120.1460)	(40,364,550)	(35,390.1360)

Partners’ Capital, June 30, 2014	$166,678,377	138,025.2312	$9,230,581	8,284.6446	$3,049,667	2,727.0562	$178,958,625	149,036.9320

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

1. Organization:

Managed Futures Premier Abingdon L.P. (formerly Abingdon Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills. The Partnership privately and continuously offers redeemable units in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of June 30, 2015, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

As of June 30, 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2015.

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

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 2.0% per year of month-end net assets for Class A Redeemable Units, (ii) reduced to 0.75% per year of month-end net assets for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. As of the same date, the General Partner fee increased from an annual rate of 0.50% to an annual rate of 1.00%. The October 1, 2014 fee changes offset each other, and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015, and the results of its operations and changes in partners’ capital for the six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights of the Partnership, ongoing selling agent fees and clearing fees allocated from the Master, which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit, are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in expenses per Redeemable Unit. This information was previously included as a footnote to the financial highlights table.

Additionally, in the financial highlights of the Master, clearing fees which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

Amounts previously referred to as Administrative fees are now referred to as General Partner fees in these financial statements.

        At June 30, 2015 and December 31, 2014, the Partnership owned approximately 34.9% and 29.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Master’s Investments: Fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are stated at amortized cost, which approximates fair value.

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per unit: Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2015 and 2014 are presented below:

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

CMF Winton Master L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $389,992,850 and $0 at June 30, 2015 and December 31, 2014, respectively)	$389,992,850	$—
Cash	155,479,738	583,586,984
Cash margin	82,708,428	87,262,518
Net unrealized appreciation on open futures contracts	—	32,298,121
Net unrealized appreciation on open forward contracts	771,571	—

Total assets	$628,952,587	$703,147,623

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$2,085,994	$—
Net unrealized depreciation on open forward contracts	—	5,286,899
Accrued expenses:
Professional fees	51,701	38,281
Clearing fees due to MS&Co.	—	20,631

Total liabilities	2,137,695	5,345,811

Partners’ Capital:
General Partner, 0.0000 units outstanding at June 30, 2015 and December 31, 2014	—	—
Limited Partners, 176,513.8464 and 195,446.6928 units outstanding at June 30, 2015 and December 31, 2014, respectively	626,814,892	697,801,812

Total liabilities and partners’ capital	$628,952,587	$703,147,623

Net asset value per unit	$3,551.08	$3,570.29

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

June 30, 2015

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,218	$1,315,905	0.21%
Energy	533	(295,059)	(0.05)
Grains	645	1,200,870	0.19
Indices	4,126	(6,131,829)	(0.98)
Interest Rates U.S.	12,420	2,628,602	0.42
Interest Rates Non-U.S.	9,450	(885,997)	(0.14)
Livestock	1	(4,550)	(0.00)*
Softs	448	729,687	0.12

Total futures contracts purchased		(1,442,371)	(0.23)

Futures Contracts Sold
Currencies	3,726	1,175,404	0.19
Energy	1,133	864,058	0.14
Grains	1,543	(5,217,693)	(0.83)
Indices	150	(10,043)	(0.00)*
Interest Rates U.S.	821	(1,303,564)	(0.21)
Interest Rates Non-U.S.	50	399	0.00 *
Livestock	434	557,780	0.09
Metals	1,309	2,936,932	0.47
Softs	1,036	353,104	0.05

Total futures contracts sold		(643,623)	(0.10)

Net unrealized depreciation on open futures contracts		(2,085,994)	(0.33)

Unrealized Appreciation on Open Forward Contracts
Currencies	$324,498,746	3,767,636	0.60
Metals	775	2,595,720	0.41

Total unrealized appreciation on open forward contracts		6,363,356	1.01

Unrealized Depreciation on Open Forward Contracts
Currencies	$249,372,223	(1,939,299)	(0.31)
Metals	760	(3,652,486)	(0.58)

Total unrealized depreciation on open forward contracts		(5,591,785)	(0.89)

Net unrealized appreciation on open forward contracts		771,571	0.12

U.S. Government Securities

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
$390,000,000	11/05/2015	U.S. Treasury bills, 0.005% (Amortized cost of $389,992,850)	389,992,850	62.22

Net fair value			$388,678,427	62.01%

* Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$11,695	$24,401	$26,025	$72,394

Expenses:
Clearing fees	219,450	199,588	412,402	424,843
Professional fees	27,027	27,803	65,102	50,929

Total expenses	246,477	227,391	477,504	475,772

Net investment income (loss)	(234,782)	(202,990)	(451,479)	(403,378)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(38,258,932)	48,500,122	27,666,900	62,642,065
Net change in unrealized gains (losses) on open contracts	(25,643,607)	(1,411,556)	(28,325,645)	(16,958,996)

Total trading results	(63,902,539)	47,088,566	(658,745)	45,683,069

Net income (loss)	(64,137,321)	46,885,576	(1,110,224)	45,279,691
Subscriptions — Limited Partners	21,423,134	4,817,637	38,306,707	25,712,662
Redemptions — Limited Partners	(41,897,509)	(61,818,960)	(108,157,378)	(140,525,268)
Distribution of interest income to feeder funds	(11,695)	(24,401)	(26,025)	(72,394)

Net increase (decrease) in Partners’ Capital	(84,623,391)	(10,140,148)	(70,986,920)	(69,605,309)
Partners’ Capital, beginning of period	711,438,283	641,484,271	697,801,812	700,949,432

Partners’ Capital, end of period	$626,814,892	$631,344,123	$626,814,892	$631,344,123

Net asset value per unit (176,513.8464 and 213,121.5543 units outstanding at June 30, 2015 and 2014, respectively)	$3,551.08	$2,962.37	$3,551.08	$2,962.37

Net income (loss) per unit *	$(360.86)	$211.58	$(19.06)	$206.87

Weighted average units outstanding	181,548.6669	226,703.9230	185,758.8999	238,171.5100

*	Represents the change in net asset value per unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

3.	Financial Highlights:

Financial highlights for each limited partner class for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(134.62)	$(125.52)	$(126.76)	$87.66	$80.68	$80.86
Net investment loss	(16.46)	(11.34)	(9.04)	(18.53)	(13.61)	(11.57)

Increase (decrease) for the period	(151.08)	(136.86)	(135.80)	69.13	67.07	69.29
Net Asset Value per Redeemable Unit, beginning of period	1,470.87	1,369.95	1,382.81	1,138.46	1,047.11	1,049.01

Net Asset Value per Redeemable Unit, end of period	$1,319.79	$1,233.09	$1,247.01	$1,207.59	$1,114.18	$1,118.30

	Six Months Ended June 30,
	2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(2.63)	$(2.86)	$(3.12)	$85.86	$79.10	$79.30
Net investment loss	(56.86)	(44.63)	(40.02)	(37.88)	(24.47)	(20.49)

Increase (decrease) for the period	(59.49)	(47.49)	(43.14)	47.98	54.63	58.81
Net Asset Value per Redeemable Unit, beginning of period	1,379.28	1,280.58	1,290.15	1,159.61	1,059.55	1,059.49

Net Asset Value per Redeemable Unit, end of period	$1,319.79	$1,233.09	$1,247.01	$1,207.59	$1,114.18	$1,118.30

	Three Months Ended June 30,
	2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:*
Net investment loss**	(4.8)%	(3.7)%	(2.9)%	(5.3)%	(3.9)%	(3.1)%
Operating expenses	4.8%	3.7%	2.9%	4.9%	3.6%	2.8%
Incentive fees	—%	—%	—%	0.4%	0.4%	0.4%

Total expenses and incentive fees	4.8%	3.7%	2.9%	5.3%	4.0%	3.2%

Total return:
Total return before incentive fees	(10.3)%	(10.0)%	(9.8)%	6.5%	6.8%	7.0%
Incentive fees	—%	—%	—%	(0.4)%	(0.4)%	(0.4)%

Total return after incentive fees	(10.3)%	(10.0)%	(9.8)%	6.1%	6.4%	6.6%

	Six Months Ended June 30,
	2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:*
Net investment loss**	(6.6)%	(5.1)%	(4.5)%	(6.3)%	(4.3)%	(3.3)%
Operating expenses	5.0%	3.7%	2.9%	6.0%	4.0%	3.0%
Incentive fees	1.6%	1.4%	1.6%	0.4%	0.3%	0.4%

Total expenses and incentive fees	6.6%	5.1%	4.5%	6.4%	4.3%	3.4%

Total return:
Total return before incentive fees	(2.7)%	(2.3)%	(1.7)%	4.5%	5.5%	6.0%
Incentive fees	(1.6)%	(1.4)%	(1.6)%	(0.4)%	(0.3)%	(0.4)%

Total return after incentive fees	(4.3)%	(3.7)%	(3.3)%	4.1%	5.2%	5.6%

*	Annualized (other than incentive fees).

**	Interest income allocated from Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average net assets of the Partnership including the income and expenses allocated from the Master.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net realized and unrealized gains (losses)	$(359.54)	$212.51	$(16.56)	$208.64
Net investment loss	(1.32)	(0.93)	(2.50)	(1.77)

Increase (decrease) for the period	(360.86)	211.58	(19.06)	206.87
Distribution	(0.07)	(0.11)	(0.15)	(0.31)
Net asset Value per unit, beginning of period	3,912.01	2,750.90	3,570.29	2,755.81

Net asset Value per unit, end of period	$3,551.08	$2,962.37	$3,551.08	$2,962.37

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Ratios to Average Net Assets:**
Net investment loss*	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Operating expenses	0.1%	0.1%	0.1%	0.1%

Total return	(9.2)%	7.7%	(0.5)%	7.5%

*	Interest income less total expenses.

**	Annualized.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2015 and 2014 was 47,675 and 50,766, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2015 and 2014 was 48,538 and 49,471, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2015 and 2014 was 1,380 and 1,077, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2015 and 2014 was 1,205 and 893, respectively. The average notional value of currency forward contracts during the three months ended June 30, 2015 and 2014 was $602,291,493 and $624,969,979, respectively. The average notional value of currency forward contracts during the six months ended June 2015 and 2014 was $585,562,096 and $623,313,323, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2015 and December 31, 2014, respectively.

				Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets
Futures	$15,244,455	$(15,244,455)	$—	$—	$—	$—
Forwards	6,363,356	(5,591,785)	771,571	—	—	771,571

Total assets	$21,607,811	$(20,836,240)	$771,571	$—	$—	$771,571

Liabilities
Futures	$(17,330,449)	$15,244,455	$(2,085,994)	$—	$—	$(2,085,994)
Forwards	(5,591,785)	5,591,785	—	—	—	—

Total liabilities	$(22,922,234)	$20,836,240	$(2,085,994)	$—	$—	$(2,085,994)

Net fair value						$(1,314,423)*

				Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets
Futures	$43,561,809	$(11,263,688)	$32,298,121	$—	$—	$32,298,121
Forwards	5,117,837	(5,117,837)	—	—	—	—

Total assets	$48,679,646	$(16,381,525)	$32,298,121	$—	$—	$32,298,121

Liabilities
Futures	$(11,263,688)	$11,263,688	$—	$—	$—	$—
Forwards	(10,404,736)	5,117,837	(5,286,899)	—	—	(5,286,899)

Total liabilities	$(21,668,424)	$16,381,525	$(5,286,899)	$—	$—	$(5,286,899)

Net fair value						$27,011,222 *

*	In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2015 and December 31, 2014.

June 30, 2015
Assets
Futures Contracts
Currencies	$4,157,167
Energy	1,242,533
Grains	1,211,670
Indices	114,823
Interest Rates U.S.	3,019,020
Interest Rates Non-U.S.	568,931
Livestock	637,800
Metals	2,984,757
Softs	1,307,754

Total unrealized appreciation on open futures contracts	$15,244,455

Liabilities
Futures Contracts
Currencies	$(1,665,858)
Energy	(673,534)
Grains	(5,228,493)
Indices	(6,256,695)
Interest Rates U.S.	(1,693,982)
Interest Rates Non-U.S.	(1,454,529)
Livestock	(84,570)
Metals	(47,825)
Softs	(224,963)

Total unrealized depreciation on open futures contracts	$(17,330,449)

Net unrealized depreciation on open futures contracts	$(2,085,994)*

June 30, 2015
Assets
Forward Contracts
Currencies	$3,767,636
Metals	2,595,720

Total unrealized appreciation on open forward contracts	$6,363,356

Liabilities
Forward Contracts
Currencies	$(1,939,299)
Metals	(3,652,486)

Total unrealized depreciation on open forward contracts	$(5,591,785)

Net unrealized appreciation on open forward contracts	$771,571 **

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

December 31, 2014
Assets
Futures Contracts
Currencies	$7,910,345
Energy	10,516,685
Grains	204,223
Indices	9,120,453
Interest Rates U.S.	1,652,217
Interest Rates Non-U.S.	10,825,920
Livestock	599,795
Metals	922,115
Softs	1,810,056

Total unrealized appreciation on open futures contracts	$43,561,809

Liabilities
Futures Contracts
Currencies	$(559,366)
Energy	(3,253,674)
Grains	(929,314)
Indices	(2,854,798)
Interest Rates U.S.	(2,855,922)
Interest Rates Non-U.S.	(53,100)
Livestock	(420,930)
Metals	(241,445)
Softs	(95,139)

Total unrealized depreciation on open futures contracts	$(11,263,688)

Net unrealized appreciation on open futures contracts	$32,298,121 *

December 31, 2014
Assets
Forward Contracts
Currencies	$2,852,834
Metals	2,265,003

Total unrealized appreciation on open forward contracts	$5,117,837

Liabilities
Forward Contracts
Currencies	$(7,383,994)
Metals	(3,020,742)

Total unrealized depreciation on open forward contracts	$(10,404,736)

Net unrealized depreciation on open forward contracts	$(5,286,899)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
Sector	2015		2014	2015		2014
Currencies	$(15,988,636)		$4,911,200	$4,023,509		$4,738,180
Energy	(13,347,908)		669,911	(12,199,271)		1,573,842
Grains	(4,676,952)		(9,375,290)	(6,563,808)		(5,230,837)
Indices	(9,362,567)		18,047,937	9,834,648		5,355,817
Interest Rates U.S.	(3,327,426)		10,387,061	9,862,738		7,238,219
Interest Rates Non-U.S.	(18,301,771)		24,928,715	(5,176,533)		42,766,376
Livestock	1,869		2,542,666	784,304		6,794,463
Metals	292,589		(4,718,355)	(5,619,732)		(12,560,474)
Softs	808,263		(305,279)	$4,395,400		(4,992,517)

Total	$(63,902,539	)***	$47,088,566 ***	$(658,745	)***	$45,683,069 ***

***	This amount is included in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward, option and swap contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015 and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2015	Level 1	Level 2	Level 3
Assets
Futures	$15,244,455	$15,244,455	$—	$—
Forwards	6,363,356	2,595,720	3,767,636	—
U.S. Treasury bills	389,992,850	—	389,992,850	—

Total Assets	$411,600,661	$17,840,175	$393,760,486	$—

Liabilities
Futures	$17,330,449	$17,330,449	$—	$—
Forwards	5,591,785	3,652,486	1,939,299	—

Total Liabilities	$22,922,234	$20,982,935	$1,939,299	$—

Net fair value	$388,678,427	$(3,142,760)	$391,821,187	$—

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures	$43,561,809	$43,561,809	$—	$—
Forwards	5,117,837	2,265,003	2,852,834	—

Total Assets	$48,679,646	$45,826,812	$2,852,834	$—

Liabilities
Futures	$11,263,688	$11,263,688	$—	$—
Forwards	10,404,736	3,020,742	7,383,994	—

Total Liabilities	$21,668,424	$14,284,430	$7,383,994	$—

Net fair value	$27,011,222	$31,542,382	$(4,531,160)	$—

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 17.2% to 26.9% of the Master’s contracts are traded OTC.

The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results on investments in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co. or a MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or a MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

June 30, 2015

(Unaudited)

7.	Subsequent Events.

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2015.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. For the six months ended June 30, 2015, Partnership capital increased 7.5% from $201,065,289 to $216,082,686. This increase was attributable to subscriptions for 20,195.8390 Redeemable Units of Class A totaling $28,544,303, 3,449.7730 Redeemable Units of Class D totaling $4,720,000, 38.1430 Redeemable Units of Class Z totaling $50,000 and 216.9500 General Partner Redeemable Units of Class Z totaling $300,000. This increase was partially offset by a net loss of $10,561,249 and redemptions of 5,793.8610 Redeemable Units of Class A totaling $8,035,657.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2015, the Master’s capital decreased 10.2% from $697,801,812 to $626,814,892. This decrease was attributable to net loss of $1,110,224, redemptions of 29,094.5565 units totaling $108,157,378 and distributions of interest income to feeder funds totaling $26,025. This decrease was partially offset by subscriptions of 10,161.7101 units totaling $38,306,707. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2015, the net asset value per Redeemable Unit for Class A decreased 10.3% from $1,470.87 to $1,319.79, as compared to an increase of 6.1% in the second quarter of 2014. During the Partnership’s second quarter of 2015, the net asset value per Redeemable Unit for Class D decreased 10.0% from $1,369.95 to $1,233.09, as compared to an increase of 6.4% in the second quarter of 2014. During the Partnership’s second quarter of 2015, the net asset value per Redeemable Unit for Class Z decreased 9.8% from $1,382.81 to $1,247.01, as compared to an increase of 6.6% in the second quarter of 2014. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2015 of $22,075,298. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices and U.S. and non-U.S. interest rates, and were partially offset by gains in livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2014 of $13,649,700. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and livestock, and were partially offset by losses in grains, metals and softs.

The most significant losses were incurred within the global interest rate markets during June from long positions in European and U.S. fixed income futures as prices retreated amid growing investor concern over Greece’s debt crisis. Additional losses were experienced during April from long positions in European fixed income futures as prices declined on speculation that gains triggered by European Central Bank bond purchases were overdone. Within the currencies, losses were recorded primarily during April from short positions in the euro versus the U.S. dollar after the relative value of the dollar declined following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. Additional losses were incurred during June within the currency sector from short positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar weakened as the U.S. Federal Reserve provided little insight on when or how quickly it plans to raise interest rates. Within the energy markets, losses were experienced primarily during April from short positions in crude oil and its related products as prices advanced amid growing expectations that a decline in U.S oil rigs would curb production and as renewed fighting in Yemen threatened supplies from the Middle East. Within the global stock index sector, losses were incurred during June from long positions in European, U.S., and Asian equity index futures as prices declined as concerns over Greece’s latest effort to avoid a default weighed on global financial markets. Additional losses during the quarter were experienced within the agricultural sector during June from short positions in corn and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage.

During the Partnership’s six months ended June 30, 2015, the net asset value per Redeemable Unit for Class A decreased 4.3% from $1,379.28 to $1,319.79, as compared to an increase of 4.1% in the six months ended June 30, 2014. During the Partnership’s six months ended June 30, 2015, the net asset value per Redeemable Unit for Class D decreased 3.7% from $1,280.58 to $1,233.09, as compared to an increase of 5.2% in the six months ended June 30, 2014. During the Partnership’s six months ended June 30, 2015, the net asset value per Redeemable Unit for Class Z decreased 3.3% from $1,290.15 to $1,247.01, as compared to an increase of 5.6% in the six months ended June 30, 2014. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2015 of $1,781,858. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, non-U.S. interest rates and metals, and were partially offset by gains in currencies, indices, U.S. interest rates, livestock and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the six months ended June 30, 2014 of $13,155,189. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and livestock, and were partially offset by losses in grains, metals and softs.

The most significant losses were incurred within the energy markets during April from short positions in crude oil and its related products as prices advanced amid growing expectations that a decline in U.S oil rigs would curb production and as renewed fighting in Yemen threatened supplies from the Middle East. Additional losses in the energy sector were experienced during February from short positions in crude oil and its related products as prices rallied as cold weather blanketed much of the U.S. and OPEC released a bullish monthly oil-market report. Within the metals sector, losses were recorded during January from short positions in gold and silver futures as prices advanced after U.S. government data showed the economy expanded at a slower pace than forecast in the fourth quarter, reigniting demand for the precious metals. Additional losses were incurred within the agricultural markets primarily during June from short positions in corn and wheat futures as prices rallied after heavy rainfall in the U.S. Midwest raised the potential for crop damage. The Partnership’s trading losses for the first six months of the year were offset by trading gains achieved within the global stock index sector primarily during February from long positions in U.S., European, and Asian equity index futures as prices moved higher as positive global macro-economic signals spurred investor sentiment. Gains within this sector were also experienced during April from long positions in Asian equity index futures as prices rallied as weak economic data stoked expectations that China would introduce further stimulus measures to support growth. Within the global interest rate markets, gains were recorded during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in Eurozone economies will spur the European Central Bank to increase its quantitative easing measures. Additional gains were experienced during January from long positions in U.S. Treasury note and Treasury bond futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Within the currency markets, gains were experienced during January and March from short positions in the euro versus the U.S. dollar as the relative value of the euro moved lower over renewed concerns that political turmoil in Greece could spur that nation’s exit from the Eurozone.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three and six months ended June 30, 2015 decreased by $2,553 and $10,725, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the adjusted net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2015 decreased by $58,224 and $1,077,759, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to lower ongoing selling agent fee rates, but was partially offset by higher net assets per class during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2015 increased by $151,214 and $268,727, respectively, as compared to the corresponding periods in 2014. The increase in management fees is due to higher net assets per class during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2015 increased by $331,678 and $652,522, respectively, as compared to the corresponding periods in 2014. The increase in General Partner fees is due to higher General Partner fee rates as well as higher net assets per class during the three months and six ended June 30, 2015, as compared to the corresponding periods in 2014.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. Incentive fees borne by the Partnership for the three and six months ended June 30, 2015 were $0 and $3,535,100, respectively. Incentive fees for the three and six months ended June 30, 2014 were $657,744. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended June 30, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, the Master’s total capitalization was $626,814,892 and the Partnership owned approximately 34.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2015 was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$31,426,502	5.01%	$36,052,391	$27,674,386	$32,765,710
Energy	5,314,039	0.85%	8,762,516	4,409,409	5,628,543
Grains	2,159,296	0.35%	3,124,881	1,013,854	2,258,954
Indices	20,921,028	3.34%	38,149,455	20,921,028	31,613,870
Interest Rates U.S.	6,799,417	1.09%	12,570,085	6,534,566	9,903,068
Interest Rates Non-U.S.	4,406,693	0.70%	13,178,911	4,180,208	8,208,004
Livestock	573,128	0.09%	604,065	490,545	562,953
Metals	9,095,716	1.45%	9,095,716	6,709,701	8,004,563
Softs	2,012,607	0.32%	2,208,250	1,747,344	1,947,309

Total	$82,708,426	13.20%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2015, there were subscriptions for 8,363.4530 Redeemable Units of Class A totaling $11,880,730, 3,284.7910 Redeemable Units of Class D totaling $4,500,000, 38.1430 Redeemable Units of Class Z totaling $50,000 and 216.9500 Class Z General Partner Redeemable Units totaling $300,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	385.5130	$1,392.59	N/A	N/A
May 1, 2015 - May 31, 2015	2,421.7280	$1,389.69	N/A	N/A
June 1, 2015 - June 30, 2015	1,616.7740	$1,319.79	N/A	N/A
	4,424.0150	$1,364.40

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

3.2		Fourth Amended and Restated Limited Partnership Agreement, dated November 29, 2012 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 5, 2012 and incorporated herein by reference).

10.1		Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.2		Amended and Restated Management Agreement among the Partnership, the General Partner and the Advisor, dated July 3, 2014 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.3	(a)	Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(b)	Letter amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

	(c)	Letter amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2011 and incorporated herein by reference).

10.5		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.7		Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the current report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	—	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER ABINGDON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: August 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: August 12, 2015