Form 10-Q
period 2015-09-30
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2015-11-12
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes          No X

As of October 31, 2015, there were 147,227.7202 Limited Partnership Redeemable Units of Class A outstanding, 14,179.1386 Limited Partnership Redeemable Units of Class D outstanding and 431.6102 Limited Partnership Redeemable Units of Class Z outstanding.

MANAGED FUTURES PREMIER ABINGDON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014

Assets:
Investment in Master(1), at fair value	$223,258,180	$208,372,534
Cash	269,071	278,648

Total assets	$223,527,251	$208,651,182

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$348,723	$318,934
Management fees	278,720	252,736
General Partner Fees	185,813	168,491
Incentive fees	-	5,973,502
Other	202,745	169,938
Redemptions payable to Limited Partners	1,709,712	702,292

Total liabilities	2,725,713	7,585,893

Partners’ Capital:
General Partner, Class A, 0.0000 Redeemable Units outstanding at September 30, 2015 and December 31, 2014	-	-
General Partner, Class D, 0.0000 Redeemable Units outstanding at September 30, 2015 and December 31, 2014	-	-
General Partner, Class Z, 1,909.7640 and 1,692.8140 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	2,453,307	2,183,984
Limited Partners, Class A, 147,705.6832, and 133,862.9462 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	199,816,132	184,633,894
Limited Partners, Class D, 14,179.1386 and 10,729.3656 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	17,977,647	13,739,779
Limited Partners, Class Z, 431.6102 and 393.4672 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	554,452	507,632

Total partners’ capital	220,801,538	201,065,289

Total liabilities and partners’ capital	$223,527,251	$208,651,182

Class A, net asset value per unit	$1,352.80	$1,379.28

Class D, net asset value per unit	$1,267.89	$1,280.58

Class Z, net asset value per unit	$1,284.61	$1,290.15

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income:
Interest income allocated from Master	$8,603	$4,568	$15,966	$22,656

Expenses:
Expenses allocated from Master	82,635	69,484	242,504	209,007
Ongoing selling agent fees	1,043,280	1,063,735	3,167,984	4,266,198
Management fees	833,535	662,192	2,522,375	2,082,305
General Partner Fees	555,690	220,732	1,681,584	694,104
Incentive fees	-	268,488	3,535,100	926,232
Other	167,024	44,530	319,371	172,213

Total expenses	2,682,164	2,329,161	11,468,918	8,350,059

Net investment income (loss)	(2,673,561)	(2,324,593)	(11,452,952)	(8,327,403)

Trading results:
Net realized gains (losses) on closed contracts allocated from Master	(343,210)	6,375,096	8,088,228	24,523,504
Net change in unrealized gains (losses) on open contracts allocated from Master	8,534,557	(3,058,411)	(1,678,739)	(8,051,630)

Total trading results allocated from Master	8,191,347	3,316,685	6,409,489	16,471,874

Net income (loss)	$5,517,786	$992,092	$(5,043,463)	$8,144,471

Net income (loss) allocation by class:
Class A	$4,936,254	$874,858	$(4,527,474)	$7,439,536

Class D	$493,483	$79,590	$(482,132)	$510,214

Class Z	$88,049	$37,644	$(33,857)	$194,721

Net asset value per Redeemable Unit
Class A (147,705.6832 and 131,073.6252 Redeemable units outstanding at September 30, 2015 and 2014, respectively	$1,352.80	$1,214.20	$1,352.80	$1,214.20

Class D (14,179.1386 and 8,284.6446 Redeemable units outstanding at September 30, 2015 and 2014, respectively	$1,267.89	$1,123.79	$1,267.89	$1,123.79

Class Z (2,341.3742 and 2,086.2812 Redeemable units outstanding at September 30, 2015 and 2014, respectively	$1,284.61	$1,130.06	$1,284.61	$1,130.06

Net income (loss) per Redeemable Unit*
Class A	$33.01	$6.61	$(26.48)	$54.59

Class D	$34.80	$9.61	$(12.69)	$64.24

Class Z	$37.60	$11.76	$(5.54)	$70.57

Weighted average units outstanding
Class A	149,543.8482	136,675.2042	146,664.0098	146,119.5687

Class D	14,179.1386	8,284.6446	13,047.5456	9,403.2608

Class Z	2,341.3742	2,572.7939	2,247.8670	2,695.5410

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Partners’ Capital, December 31, 2014	$184,633,894	133,862.9462	$13,739,779	10,729.3656	$2,691,616	2,086.2812	$201,065,289	146,678.5930
Subscriptions - General Partner	-	-	-	-	300,000	216.9500	300,000	216.9500
Subscriptions - Limited Partners	35,350,272	25,254.0560	4,720,000	3,449.7730	50,000	38.1430	40,120,272	28,741.9720
Net income (loss)	(4,527,474)	-	(482,132)	-	(33,857)	-	(5,043,463)	-
Redemptions - Limited Partners	(15,640,560)	(11,411.3190)	-	-	-	-	(15,640,560)	(11,411.3190)

Partners’ Capital, September 30, 2015	$199,816,132	147,705.6832	$17,977,647	14,179.1386	$3,007,759	2,341.3742	$220,801,538	164,226.1960

Partners’ Capital, December 31, 2013	$186,273,315	160,634.8682	$14,111,594	13,318.4176	$3,016,570	2,847.2022	$203,401,479	176,800.4880
Subscriptions - Limited Partners	12,495,839	10,721.8020	-	-	-	-	12,495,839	10,721.8020
Net income (loss)	7,439,536	-	510,214	-	194,721	-	8,144,471	-
Redemptions - General Partner	-	-	-	-	(701,492)	(616.0930)	(701,492)	(616.0930)
Redemptions - Limited Partners	(47,059,672)	(40,283.0450)	(5,311,637)	(5,033.7730)	(152,169)	(144.8280)	(52,523,478)	(45,461.6460)

Partners’ Capital, September 30, 2014	$159,149,018	131,073.6252	$9,310,171	8,284.6446	$2,357,630	2,086.2812	$170,816,819	141,444.5510

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2015, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

As of September 30, 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co. or the Company”), a registered futures commission merchant.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2015.

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and its affiliates (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12th of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 2.0% per year of month-end net assets for Class A Redeemable Units, (ii) reduced to 0.75% per year of month-end net assets for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. As of the same date, the General Partner fee (formerly, the Administrative fee) increased from an annual rate of 0.50% to an annual rate of 1.00%. The October 1, 2014 fee changes offset each other, and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights of the Partnership, ongoing selling agent fees and clearing fees allocated from the Master, which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit, are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. This information was previously included as a footnote to the financial highlights table.

Additionally, in the financial highlights of the Master, clearing fees which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized gains (losses) per unit and included in net investment loss per unit. This information was previously included as a footnote to the financial highlights table.

At September 30, 2015 and December 31, 2014, the Partnership owned approximately 34.4% and 29.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of their capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Due to the nature of commodities trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investment: The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5.

Master’s Investments: Fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $8,123,621 and $10,918,951 as of September 30, 2015 and December 31, 2014, respectively. The cost of foreign currencies was $8,181,252 as of September 30, 2015 and based on the General Partner’s assessment, the cost of foreign currencies was not materially different from the fair value as of December 31, 2014.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013- 08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2015 and 2014 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014

Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $389,992,850 and $0 at September 30, 2015 and December 31, 2014, respectively)	$390,010,128	$-
Cash	140,223,677	583,586,984
Cash margin	93,989,333	87,262,518
Net unrealized appreciation on open futures contracts	30,356,419	32,298,121

Total assets	$654,579,557	$703,147,623

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$6,251,485	$5,286,899
Accrued expenses:
Professional fees	46,146	38,281
Clearing fees due to MS&Co.	-	20,631

Total liabilities	6,297,631	5,345,811

Partners’ Capital:
General Partner, 0.0000 units outstanding at September 30, 2015 and December 31, 2014	-	-
Limited Partners, 175,975.5362 and 195,446.6928 units outstanding at September 30, 2015 and December 31, 2014, respectively	648,281,926	697,801,812

Total liabilities and partners’ capital	654,579,557	703,147,623

Net asset value per unit	$3,683.93	$3,570.29

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

September 30, 2015

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	220	$(98,374)	(0.02)%
Energy	186	10,114	0.00	*
Grains	175	(223,350)	(0.03)
Indices	38	(25,378)	(0.00)	*
Interest Rates U.S.	3,601	1,916,399	0.29
Interest Rates Non-U.S.	37,087	23,976,357	3.70
Softs	335	(125,502)	(0.02)

Total futures contracts purchased		25,430,266	3.92

Futures Contracts Sold
Currencies	2,698	357,266	0.05
Energy	2,262	2,568,013	0.40
Grains	2,552	(1,373,794)	(0.21)
Indices	1,404	2,251,914	0.35
Livestock	604	703,353	0.11
Metals	1,455	(51,540)	(0.01)
Softs	1,067	470,941	0.07

Total futures contracts sold		4,926,153	0.76

Net unrealized appreciation on open futures contracts		30,356,419	4.68

Unrealized Appreciation on Open Forward Contracts
Currencies	$273,654,036	3,867,304	0.60
Metals	293	498,685	0.08

Total unrealized appreciation on open forward contracts		4,365,989	0.68

Unrealized Depreciation on Open Forward Contracts
Currencies	$407,501,734	(9,894,130)	(1.53)
Metals	404	(723,344)	(0.11)

Total unrealized depreciation on open forward contracts		(10,617,474)	(1.64)

Net unrealized depreciation on open forward contracts		(6,251,485)	(0.96)

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$390,000,000	11/5/2015	U.S. Treasury bills, 0.005% (Amortized cost of $389,992,850)	390,010,128	60.16

Net fair value			$414,115,062	$63.88%

* Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2014

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	48	$89,449	0.01%
Energy	345	(3,240,330)	(0.46)
Grains	1,142	(547,033)	(0.08)
Indices	4,399	7,141,455	1.02
Interest Rates U.S.	11,509	(1,203,705)	(0.17)
Interest Rates Non-U.S.	15,522	10,815,045	1.55
Livestock	147	(414,305)	(0.06)
Metals	1	(1,320)	(0.00) *
Softs	231	72,885	0.01

Total futures contracts purchased		12,712,141	1.82

Futures Contracts Sold
Currencies	5,042	7,261,530	1.04
Energy	913	10,503,341	1.51
Grains	207	(178,058)	(0.03)
Indices	208	(875,800)	(0.13)
Interest Rates Non-U.S.	203	(42,225)	(0.01)
Livestock	235	593,170	0.09
Metals	730	681,990	0.10
Softs	802	1,642,032	0.24

Total futures contracts sold		19,585,980	2.81

Net unrealized appreciation on open futures contracts		32,298,121	4.63

Unrealized Appreciation on Open Forward Contracts
Currencies	$214,890,277	2,852,834	0.41
Metals	669	2,265,003	0.32

Total unrealized appreciation on open forward contracts		5,117,837	0.73

Unrealized Depreciation on Open Forward Contracts
Currencies	$293,627,256	(7,383,994)	(1.06)
Metals	892	(3,020,742)	(0.43)

Total unrealized depreciation on open forward contracts		(10,404,736)	(1.49)

Net unrealized depreciation on open forward contracts		(5,286,899)	(0.76)

Net fair value		$27,011,222	3.87%

*	Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015 (Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$24,539	$18,438	$50,564	$90,832

Expenses:
Clearing fees	212,394	210,288	624,796	635,131
Professional fees	23,985	28,108	89,087	79,037

Total expenses	236,379	238,396	713,883	714,168

Net investment income (loss)	(211,840)	(219,958)	(663,319)	(623,336)

Trading results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(919,827)	21,903,870	26,747,073	84,545,935
Net change in unrealized gains (losses) on open contracts	25,419,357	(10,648,710)	(2,906,288)	(27,607,706)

Total trading results	24,499,530	11,255,160	23,840,785	56,938,229

Net income (loss)	24,287,690	11,035,202	23,177,466	56,314,893
Subscriptions - Limited Partners	21,857,553	5,653,778	60,164,260	31,366,440
Redemptions - Limited Partners	(24,670,949)	(48,178,285)	(132,828,327)	(188,703,553)
Distribution of interest income to feeder funds	(7,260)	(18,438)	(33,285)	(90,832)

Net increase (decrease) in Partners’ Capital	21,467,034	(31,507,743)	(49,519,886)	(101,113,052)
Partners’ Capital, beginning of period	626,814,892	631,344,123	697,801,812	700,949,432

Partners’ Capital, end of period	$648,281,926	$599,836,380	$648,281,926	$599,836,380

Net asset value per unit (175,975.5362 and 198,803.7967 units outstanding at September 30, 2015 and 2014, respectively)	$3,683.93	$3,017.23	$3,683.93	$3,017.23

Net income (loss) per unit *	$132.89	$54.95	$113.83	$261.82

Weighted average units outstanding	177,033.5441	209,591.9401	182,850.4480	228,644.9867

*	Represents the change in net asset value per unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for each limited partner class for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$49.64	$46.42	$46.97	$22.64	$20.93	$21.02
Net investment loss	(16.63)	(11.62)	(9.37)	(16.03)	(11.32)	(9.26)

Increase (decrease) for the period	33.01	34.80	37.60	6.61	9.61	11.76
Net Asset Value per Redeemable Unit, beginning of period	1,319.79	1,233.09	1,247.01	1,207.59	1,114.18	1,118.30

Net Asset Value per Redeemable Unit, end of period	$1,352.80	$1,267.89	$1,284.61	$1,214.20	$1,123.79	$1,130.06

	Nine Months Ended September 30,
	2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$47.01	$43.56	$43.85	$108.50	$100.03	$100.32
Net investment loss	(73.49)	(56.25)	(49.39)	(53.91)	(35.79)	(29.75)

Increase (decrease) for the period	(26.48)	(12.69)	(5.54)	54.59	64.24	70.57
Net Asset Value per Redeemable Unit, beginning of period	1,379.28	1,280.58	1,290.15	1,159.61	1,059.55	1,059.49

Net Asset Value per Redeemable Unit, end of period	$1,352.80	$1,267.89	$1,284.61	$1,214.20	$1,123.79	$1,130.06

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

	Three Months Ended September 30,
	2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:*
Net investment loss**	(5.0)%	(3.7)%	(2.9)%	(5.4)%	(4.0)%	(4.2)%
Operating expenses	5.0%	3.7%	2.9%	4.8%	3.5%	3.3%
Incentive fees	-%	-%	-%	0.2%	0.1%	0.2%

Total expenses and incentive fees	5.0%	3.7%	2.9%	5.0%	3.6%	3.5%

Total return:
Total return before incentive fees	2.5%	2.8%	3.0%	0.7%	1.0%	1.3%
Incentive fees	-%	-%	-%	(0.2)%	(0.1)%	(0.2)%

Total return after incentive fees	2.5%	2.8%	3.0%	0.5%	0.9%	1.1%

	Nine Months Ended September 30,
	2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:*
Net investment loss**	(6.6)%	(5.1)%	(4.4)%	(6.3)%	(4.4)%	(4.4)%
Operating expenses	5.0%	3.7%	2.9%	5.6%	3.8%	3.5%
Incentive fees	1.6%	1.4%	1.5%	0.5%	0.5%	0.7%

Total expenses and incentive fees	6.6%	5.1%	4.4%	6.1%	4.3%	4.2%

Total return:
Total return before incentive fees	(0.3)%	0.4%	1.1%	5.3%	6.6%	7.4%
Incentive fees	(1.6)%	(1.4)%	(1.5)%	(0.5)%	(0.5)%	(0.7)%

Total return after incentive fees	(1.9)%	(1.0)%	(0.4)%	4.8%	6.1%	6.7%

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net realized and unrealized gains (losses)	$134.10	$56.04	$117.54	$264.68
Net investment loss	(1.21)	(1.09)	(3.71)	(2.86)

Increase (decrease) for the period	132.89	54.95	113.83	261.82
Distribution	(0.04)	(0.09)	(0.19)	(0.40)
Net Asset Value per unit, beginning of period	3,551.08	2,962.37	3,570.29	2,755.81

Net Asset Value per unit, end of period	$3,683.93	$3,017.23	$3,683.93	$3,017.23

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Ratios to Average Net Assets:**
Net investment loss*	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Operating expenses	0.1%	0.2%	0.1%	0.1%

Total return	3.7%	1.8%	3.2%	9.5%

*	Interest income less total expenses.
**	Annualized.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

4. Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro rata share of the results of the Master’s trading activities are shown on the Statements of Income and Expenses and Changes in Partners’ Capital.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2015 and 2014 was 52,222 and 53,426, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2015 and 2014 was 49,766 and 50,789, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2015 and 2014 was 858 and 1,220, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2015 and 2014 was 1,089 and 1,002, respectively. The average notional value of currency forward contracts during the three months ended September 30, 2015 and 2014 was $716,061,751 and $658,593,023, respectively. The average notional value of currency forward contracts during the nine months ended September 2015 and 2014 was $629,061,981 and $635,073,223, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2015 and December 31, 2014, respectively.

				Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets:
Futures	$36,184,179	$(5,827,760)	$30,356,419	$-	$-	$30,356,419
Forwards	4,365,989	(4,365,989)	-	-	-	-

Total assets	$40,550,168	$(10,193,749)	$30,356,419	$-	$-	$30,356,419

Liabilities:
Futures	$(5,827,760)	$5,827,760	$-	$-	$-	$-
Forwards	(10,617,474)	4,365,989	(6,251,485)	-	-	(6,251,485)

Total liabilities	$(16,445,234)	$10,193,749	$(6,251,485)	$-	$-	$(6,251,485)

Net fair value						$24,104,934	*

				Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Collateral (Received)/Pledged*	Net Amount
Assets:
Futures	$43,561,809	$(11,263,688)	$32,298,121	$-	$-	$32,298,121
Forwards	5,117,837	(5,117,837)	-	-	-	-

Total assets	$48,679,646	$(16,381,525)	$32,298,121	$-	$-	$32,298,121

Liabilities:
Futures	$(11,263,688)	$11,263,688	$-	$-	$-	$-
Forwards	(10,404,736)	5,117,837	(5,286,899)	-	-	(5,286,899)

Total liabilities	$(21,668,424)	$16,381,525	$(5,286,899)	$-	$-	$(5,286,899)

Net fair value						$27,011,222	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2015 and December 31, 2014.

	September 30, 2015
Assets
Futures Contracts
Currencies	$822,964
Energy	2,897,605
Grains	154,454
Indices	2,475,016
Interest Rates U.S.	1,926,820
Interest Rates Non-U.S.	24,197,952
Livestock	1,031,513
Metals	1,586,425
Softs	1,091,430

Total unrealized appreciation on open futures contracts	$36,184,179

Liabilities
Futures Contracts
Currencies	$(564,072)
Energy	(319,478)
Grains	(1,751,598)
Indices	(248,480)
Interest Rates U.S.	(10,421)
Interest Rates Non-U.S.	(221,595)
Livestock	(328,160)
Metals	(1,637,965)
Softs	(745,991)

Total unrealized depreciation on open futures contracts	$(5,827,760)

Net unrealized appreciation on open futures contracts	$30,356,419	*

	September 30, 2015
Assets
Forward Contracts
Currencies	$3,867,304
Metals	498,685

Total unrealized appreciation on open forward contracts	$4,365,989

Liabilities
Forward Contracts
Currencies	$(9,894,130)
Metals	(723,344)

Total unrealized depreciation on open forward contracts	$(10,617,474)

Net unrealized depreciation on open forward contracts	$(6,251,485)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

	December 31, 2014
Assets
Futures Contracts
Currencies	$7,910,345
Energy	10,516,685
Grains	204,223
Indices	9,120,453
Interest Rates U.S.	1,652,217
Interest Rates Non-U.S.	10,825,920
Livestock	599,795
Metals	922,115
Softs	1,810,056

Total unrealized appreciation on open futures contracts	$43,561,809

Liabilities
Futures Contracts
Currencies	$(559,366)
Energy	(3,253,674)
Grains	(929,314)
Indices	(2,854,798)
Interest Rates U.S.	(2,855,922)
Interest Rates Non-U.S.	(53,100)
Livestock	(420,930)
Metals	(241,445)
Softs	(95,139)

Total unrealized depreciation on open futures contracts	$(11,263,688)

Net unrealized appreciation on open futures contracts	$32,298,121	*

	December 31, 2014
Assets
Forward Contracts
Currencies	$2,852,834
Metals	2,265,003

Total unrealized appreciation on open forward contracts	$5,117,837

Liabilities
Forward Contracts
Currencies	$(7,383,994)
Metals	(3,020,742)

Total unrealized depreciation on open forward contracts	$(10,404,736)

Net unrealized depreciation on open forward contracts	$(5,286,899)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables indicate the Master’s trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Sector
Currencies	$(13,349,530)		$(3,810,061)		$(9,326,021)		$928,119
Energy	19,602,114		3,469,379		7,402,843		5,043,221
Grains	(1,181,357)		(14,151,517)		(7,745,165)		(19,382,354)
Indices	(21,007,583)		(1,766,372)		(11,172,935)		3,589,445
Interest Rates U.S.	(1,035,980)		(4,068,164)		8,826,758		3,170,055
Interest Rates Non-U.S.	28,236,019		20,061,189		23,059,486		62,827,565
Livestock	1,853,233		682,574		2,637,537		7,477,037
Metals	10,302,898		7,863,367		4,683,166		(4,697,107)
Softs	1,079,716		2,974,765		5,475,116		(2,017,752)

Total	$24,499,530	***	$11,255,160	***	$23,840,785	***	$56,938,229	***

***	This amount is included in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The Master considers prices for exchange-traded commodity futures, forward, option and swap contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2015 and December 31, 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and for the year ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2015	Level 1	Level 2	Level 3
Assets
Futures	$36,184,179	$36,184,179	$-	$-
Forwards	4,365,989	498,685	3,867,304	-
U.S. Treasury bills	390,010,128	-	390,010,128	-

Total Assets	$430,560,296	$36,682,864	$393,877,432	$-

Liabilities
Futures	$5,827,760	$5,827,760	$-	$-
Forwards	10,617,474	723,344	9,894,130	-

Total Liabilities	$16,445,234	$6,551,104	$9,894,130	$-

Net fair value	$414,115,062	$30,131,760	$383,983,302	$-

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Futures	$43,561,809	$43,561,809	$-	$-
Forwards	5,117,837	2,265,003	2,852,834	-

Total Assets	$48,679,646	$45,826,812	$2,852,834	$-

Liabilities
Futures	$11,263,688	$11,263,688	$-	$-
Forwards	10,404,736	3,020,742	7,383,994	-

Total Liabilities	$21,668,424	$14,284,430	$7,383,994	$-

Net fair value	$27,011,222	$31,542,382	$(4,531,160)	$-

6. Financial Instrument Risks:

In the normal course of business, the Partnership, indirectly through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 23.1% to 31.8% of the Master’s contracts are traded OTC.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

September 30, 2015

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

7. Subsequent Events.

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2015.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. For the nine months ended September 30, 2015, Partnership capital increased 9.8% from $201,065,289 to $220,801,538. This increase was attributable to subscriptions for 25,254.0560 Redeemable Units of Class A totaling $35,350,272, 3,449.7730 Redeemable Units of Class D totaling $4,720,000, 38.1430 Redeemable Units of Class Z totaling $50,000 and 216.9500 General Partner Redeemable Units of Class Z totaling $300,000. This increase was partially offset by a net loss of $5,043,463 and redemptions of 11,411.3190 Redeemable Units of Class A totaling $15,640,560.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2015, the Master’s capital decreased 7.1% from $697,801,812 to $648,281,926. This decrease was attributable to redemptions of 35,810.0620 units totaling $132,828,327 and distributions of interest income to feeder funds totaling $33,285. This decrease was partially offset by subscriptions of 16,338.9054 units totaling $60,164,260 and net income of $23,177,466. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s third quarter of 2015, the net asset value per Redeemable Unit for Class A increased 2.5% from $1,319.79 to $1,352.80, as compared to an increase of 0.5% in the third quarter of 2014. During the Partnership’s third quarter of 2015, the net asset value per Redeemable Unit for Class D increased 2.8% from $1,233.09 to $1,267.89, as compared to an increase of 0.9% in the third quarter of 2014. During the Partnership’s third quarter of 2015, the net asset value per Redeemable Unit for Class Z increased 3.0% from $1,247.01 to $1,284.61, as compared to an increase of 1.1% in the third quarter of 2014. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2015 of $8,191,347. Gains were primarily attributable to the Master’s trading of commodity futures in energy, non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in currencies, grains, indices and U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2014 of $3,316,685. Gains were primarily attributable to the Master’s trading of commodity futures in energy, non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in currencies, grains, indices and U.S. interest rates.

The most significant gains were achieved within the global interest rate sector during September from long positions in European and U.S. fixed income futures as prices rallied after the U.S. Federal Open Market Committee (“FOMC”) decided to leave interest rates unchanged following its September meeting. Additional gains in this sector were recorded during July from long positions in European fixed income futures as prices advanced as slowing consumer-price growth in some European nations boosted speculation the European Central Bank would maintain its economic stimulus program. Within the energy sector, gains were recorded during July and September from short positions in crude oil and its related products as prices slumped as record production in the U.S. and Middle East boosted global supplies. Within the metals markets, gains were achieved during July from short positions in gold and silver futures as prices moved lower as a strengthening U.S. dollar curbed demand for precious metals as a store of value. Additional gains in this sector were recorded during July from short positions in copper futures as prices declined amid investor concern of slowing demand from China. Gains within the agricultural sector were recorded during September from short positions in cattle futures as prices moved lower on signs of weaker-than-expected beef demand amid increased supplies. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the global stock index sector during August from long positions in U.S., European, and Asian equity index futures as prices fell amid concern a slowdown in Chinese economic growth would adversely affect the global economy. Losses within the currency sector were recorded during August from short positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar declined as fears over a hard landing in China and its impact on global growth outlook pushed back expectations for a U.S. Federal Reserve rate hike at the September FOMC meeting. Additional losses in this sector were recorded during August from long positions in the Chinese renminbi.

During the Partnership’s nine months ended September 30, 2015, the net asset value per Redeemable Unit for Class A decreased 1.9% from $1,379.28 to $1,352.80, as compared to an increase of 4.7% in the nine months ended September 30, 2014. During the Partnership’s nine months ended September 30, 2015, the net asset value per Redeemable Unit for Class D decreased 1.0% from $1,280.58 to $1,267.89, as compared to an increase of 6.1% in the nine months ended September 30, 2014. During the Partnership’s nine months ended September 30, 2015, the net asset value per Redeemable Unit for Class Z decreased 0.4% from $1,290.15 to $1,284.61, as compared to an increase of 6.7% in the nine months ended September 30, 2014. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $6,409,489. Gains were primarily attributable to the Master’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in currencies, grains and indices. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2014 of $16,471,874. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and livestock, and were partially offset by losses in grains, metals and softs.

The most significant losses were incurred within the global stock index markets during August from long positions in U.S., European, and Asian equity index futures as prices fell amid concern a slowdown in Chinese economic growth would adversely affect the global economy. Additional losses in this sector were experienced during June from long positions in European, U.S., and Asian equity index futures as prices declined as concerns over Greece’s efforts to avoid a default weighed on global financial markets. Within the currency sector, losses were recorded during August from short positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar declined as fears over a hard landing in China and its impact on global growth outlook pushed back expectations for a U.S. Federal Reserve rate hike at the September FOMC meeting. Additional losses in this sector were recorded during April from short positions in the euro versus the U.S. dollar after the relative value of the dollar slumped following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. The Partnership’s trading losses for the first nine months of the year were offset by trading gains achieved within the global interest rate markets during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in Eurozone economies will spur the European Central Bank to increase its quantitative easing measures. Additional gains were experienced during January from long positions in U.S. Treasury note and Treasury bond futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Gains were also recorded in this sector during September from long positions in European and U.S. fixed income futures. Within the energy markets, gains were experienced during July and September from short positions in crude oil and its related products as prices slumped as record production in the U.S. and Middle East boosted global supplies. Further gains in this sector were recorded during March. Within the metals markets, gains were achieved primarily during July from short positions in gold and silver futures as prices fell as a strengthening U.S. dollar curbed demand for precious metals as a store of value. Additional gains in this sector were recorded during July from short positions in copper futures as prices declined amid investor concern of slowing demand from China. Gains within the agricultural complex were recorded during September from short positions in cattle futures as prices moved lower on signs of weaker-than-expected beef demand amid increased supplies.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on Treasury bills will be retained by the Partnership. Interest income allocated from the Master for the three months ended September 30, 2015 increased by $4,035, as compared to the corresponding period in 2014. The increase in interest income is primarily due to higher average daily equity during the three months ended September 30, 2015, as compared to the corresponding period in 2014. Interest income allocated from the Master for the nine months ended September 30, 2015 decreased by $6,690, as compared to the corresponding period in 2014. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the nine months ended September 30, 2015, as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the adjusted net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased by $20,455 and $1,098,214, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to lower ongoing selling agent fee rates, but was partially offset by higher net assets per Class during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2015 increased by $171,343 and $440,070, respectively, as compared to the corresponding periods in 2014. The increase in management fees is due to higher net assets per Class during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the net asset value per class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2015 increased by $334,958 and $987,480, respectively, as compared to the corresponding periods in 2014. The increase in General Partner fees is due to higher General Partner fee rates as well as higher average net assets per Class during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and the Advisor. Incentive fees borne by the Partnership for the three and nine months ended September 30, 2015 were $0 and $3,535,100, respectively. Incentive fees for the three and nine months ended September 30, 2014 were $268,488 and $926,232, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

“Value at Risk” is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk of the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended September 30, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of September 30, 2015, the Master’s total capitalization was $648,281,926 and the Partnership owned approximately 34.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2015 was as follows:

September 30, 2015

			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$34,554,187	5.33%	$48,614,615	$30,375,198	$38,811,756
Energy	8,989,734	1.39%	9,010,849	5,213,902	8,583,899
Grains	4,416,303	0.68%	4,548,272	1,815,481	3,248,851
Indices	7,192,893	1.11%	23,534,332	6,133,415	12,295,904
Interest Rates U.S.	11,522,225	1.78%	11,724,708	6,520,666	10,640,136
Interest Rates Non-U.S.	14,830,759	2.29%	14,830,759	4,478,636	12,939,124
Livestock	840,015	0.13%	876,645	553,245	817,465
Metals	9,548,108	1.47%	11,766,815	9,073,965	10,746,275
Softs	1,970,150	0.30%	2,023,358	1,816,112	1,944,224

Total	$93,864,374	14.48%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2015, there were subscriptions for 5,058.2170 Redeemable Units of Class A totaling $6,805,969. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	2,790.9590	$1,391.09	N/A	N/A
August 1, 2015 - August 31, 2015	1,562.6670	$1,288.00	N/A	N/A
September 1, 2015 - September 30, 2015	1,263.8320	$1,352.80	N/A	N/A
	5,617.4580	$1,353.80

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

(a)

U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.2		Amended and Restated Management Agreement among the Partnership, the General Partner and the Advisor, dated July 3, 2014 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.3	(a)	Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(b)	Letter amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

	(c)	Letter amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2011 and incorporated herein by reference).

10.5		Form of Third Party Subscription Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.7		Amended & Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	—	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER ABINGDON L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: November 12, 2015