Form 10-K
period 2015-12-31
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2016-03-28
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☑

Limited Partnership Redeemable Units with aggregate values of $195,678,812 of Class A, $17,484,164 of Class D and $538,221 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, there were 151,018.6532 Limited Partnership Redeemable Units of Class A outstanding, 14,179.1386

Limited Partnership Redeemable Units of Class D outstanding and 431.6102 Limited Partnership Redeemable Units of Class Z

outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Managed Futures Premier Abingdon L.P. (formerly Abingdon Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership privately and continuously offers redeemable units in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital on page 35 under “Item 8. Financial Statements and Supplementary Data.”

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

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York, having the same investment objective as the Partnership. The Partnership purchased 9,017.0917 units of the Master with cash equal to $12,945,000. The Master permits accounts managed by the Advisor using the Winton Futures Program (formerly, the Winton Diversified Program, as applied without equities), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as if the Partnership traded directly, and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated. During the years ended December 31, 2015 and 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2015 and 2014, the Partnership owned approximately 38.9% and 29.9% of the Master, respectively. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s trading of exchange-traded futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Master engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained with CGM.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit for any Class decreases to less than $400 as of the close of business on any business day; or under other certain circumstances as set forth in the Limited Partnership Agreement of the Partnership as amended and restated from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly General Partner fee (formerly, the administrative fee) in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon sufficient notice by either party.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership during each calendar quarter. The Advisor’s incentive fee will be allocated proportionally to each Class based on the net asset value of the respective Class. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and a Selling Agent Agreement with Morgan Stanley Smith Barney LLC doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 4.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.875% per year of month-end Net Assets for Class D Redeemable Units and (iii) 1.125% per year of month-end Net Assets for Class Z Redeemable Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts (the Master was also a party to a customer agreement with CGM, which gave the Master the same right). The Partnership has terminated the CGM Customer Agreement.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to (i) 4.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.875% per year of month-end net assets for Class D Redeemable Units and (iii) 1.125% per year of month-end net assets for Class Z Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to (i) 2.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.25% per year of month- end Net Assets for Class D Redeemable Units and (iii) 0.5% per year of month-end Net Assets for Class Z Redeemable Units.

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 2.0% per year of month-end Net Assets for Class A Redeemable Units, (ii) reduced to 0.75% per year of month-end Net Assets for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units.

Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator are allocated among the pools operated by the General Partner, including the Partnership.

A limited partner in the Master may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2015 was $225,699,151.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including trading and transaction, ongoing selling agent fees, General Partner fees and management fees.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited, and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/Master’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s/Master’s commodity broker and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A Redeemable Units and Class D Redeemable Units; and

4.	The General Partner, on behalf of the Partnership and/or the Master, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (as amended the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

(b) Holders. The number of holders of Redeemable Units as of February 29, 2016, was 1,532 for Class A Redeemable Units, 11 for Class D Redeemable Units and 7 for Class Z Redeemable Units.

(c) Dividends. The Partnership did not declare any distributions in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2015, the aggregate subscriptions of the classes were 40,745.6900 Redeemable Units totaling $56,508,630. For the twelve months ended December 31, 2014, the aggregate subscriptions of the Classes were 19,306.2950 Redeemable Units totaling $23,280,332. For the twelve months ended December 31, 2013, the aggregate subscriptions of the classes were 42,906.7040 Redeemable Units totaling $47,084,292.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the face that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option, swap and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2015—October 31, 2015	1,298.8230	$1,321.57	N/A	N/A
November 1, 2015—November 30, 2015	891.6020	$1,386.85	N/A	N/A
December 1, 2015—December 31, 2015	6,027.0440	$1,351.03	N/A	N/A
	8,217.4690	$1,350.26

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Redeemable Unit and total assets at December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$8,689,147	$48,605,665	$30,398,646	$(7,971,199)	$18,903,064
Total investment income	53,655	27,935	61,332	112,462	49,042
Total expenses	(14,181,289)	(16,589,843)	(13,976,443)	(15,389,619)	(15,095,840)

Net income (loss)	$(5,438,487)	$32,043,757	$16,483,535	$(23,248,356)	$3,856,266

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(28.25)	$219.67	$84.55	$(111.20)	$22.59

Class D	$(10.37)	$221.03	$102.79	$(71.52)	$28.28

Class Z	$(0.78)	$230.66	$109.95	$(63.33)	$12.87

Net asset value per Redeemable Unit:
Class A	$1,351.03	$1,379.28	$1,159.61	$1,075.06	$1,186.26

Class D	$1,270.21	$1,280.58	$1,059.55	$956.76	$1,028.28

Class Z	$1,289.37	$1,290.15	$1,059.49	$949.54	$1,012.87

Total assets	$234,947,467	$208,651,182	$211,243,562	$211,173,048	$240,025,121

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

The General Partner manages all business of the Partnership and the Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to identify, select and monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support. In selecting the Advisor for the Partnership/Master, the General Partner considered, among other things, past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares, or assists the Administrator in preparing, the books and records and provides or assists the Administrator in providing the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Master.

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

The investment objective of the Winton Futures Program is to achieve long-term capital appreciation through compound growth by pursuing diversified investment strategies subject to certain investment constraints. These constraints may be imposed by the Advisor or may be required by regulations or rules.

The key investment constraint of the Winton Futures Program as applied to the Partnership through its investment in the Master is that it does not invest in equities (although it may gain indirect exposure to equity markets via investments in equity index futures). It may invest long and short using leverage in non-equity markets that the Advisor believes are sufficiently liquid, and for which there is sufficient data available. The Winton Futures Program is subject to a long-term gross volatility target of 10%.

The Winton Futures Program currently invests in over 100 futures markets, currency forwards and related instruments.

The Advisor generally expects the holding periods for the Winton Futures Program’s portfolio to be long-term with the average holding period across all instruments expected to be 3-8 months.

The Winton Futures Program follows a disciplined investment process that is based on statistical analysis of past data. The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Winton Futures Program uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data. The Advisor conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. The Advisor’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), correlation between markets and transaction costs. These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk. As a result of the Advisor’s research, the Advisor expects that the investments made in accordance with this process will have an improved chance of being successful, which is expected to lead to profits over the long-term.

The Advisor’s investment strategies are operated as an automated, computer-based system. This system is modified over time as the Advisor monitors its operation and undertakes further research. Changes to the system occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of the Advisor’s investment decisions are made strictly in accordance with the output of the system. However, the Advisor may, in exceptional circumstances, (such as the occurrence of events that fall outside the input parameters of the system), make investment decisions based on other factors and take action to override the output of the system to seek to protect the interests of investors. For example, if there is a market crash or if trading is suspended on a market or exchange, the Advisor may attempt to reduce risk by decreasing leverage or liquidating or hedging positions in certain markets.

The Advisor does not take any responsibility for the accuracy or completeness of the contents of this document, any representations made herein, or the performance of the Partnership/Master. The Advisor disclaims any liability for any direct, indirect, consequential or other losses or damages, including loss of profits incurred by limited partners or by any third party that may arise from any reliance on this document. The Advisor is neither responsible for, nor involved in, the marketing, distribution or sales of shares or interests in the Partnership and is not responsible for compliance with any marketing or promotion laws, rules or regulations; and no third party other than the Advisor is authorized to make any statement about any of the Advisor’s products or services in connection with any such marketing, distribution or sales. Past performance by any other fund advised by the Advisor is not indicative of any future performance by the Partnership/Master.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods of services. The Master’s only assets are its equity in its trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

To minimize the risk relating to low margin deposits, the Master follows certain trading policies, including:

(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to the Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.3%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s and the Master’s counterparty was an exchange or clearing organization. The Partnership and the Master continue to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the Partnership’s and the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Other than the risks inherent in commodity futures, forwards, options and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations under certain circumstances, including a decrease in net asset value per Redeemable Unit of any Class to less than $400 as of the close of business on any business day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate net assets of the Partnership decline to less than $1,000,000.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, management and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Master. For the year ended December 31, 2015, 19,628.7880 Redeemable Units were redeemed of Class A totaling $26,736,281. For the year ended December 31, 2014, 43,633.4960 Redeemable Units were redeemed out of Class A totaling $51,494,981, 5,033.7730 Redeemable Units of Class D were redeemed totaling $5,311,637, 144.8280 Redeemable Units of Class Z were redeemed totaling $152,169 and 616.0930 General Partner Redeemable Units of Class Z were redeemed totaling $701,492. For the year ended December 31, 2013, 58,457.0180 Redeemable Units of Class A were redeemed totaling $65,360,235, 185.5080 Redeemable Units of Class Z were redeemed totaling $192,255 and 200.0000 General Partner Redeemable Units of Class Z were redeemed totaling $200,824.

For the year ended December 31, 2015, there were additional subscriptions of 37,257.7740 Redeemable Units of Class A totaling $51,738,630, 3,449.7730 Redeemable Units of Class D totaling $4,720,000, 38.1430 Redeemable Units of Class Z totaling $50,000 and 216.9500 General Partner Redeemable Units of Class Z totaling $300,000. For the year ended December 31, 2014, there were additional subscriptions of 16,861.5740 Redeemable Units of Class A totaling $20,181,812 and 2,444.7210 Redeemable Units of Class D totaling $3,098,520. For the year ended December 31, 2013, there were additional subscriptions of 39,818.8570 Redeemable Units of Class A totaling $43,972,521, subscriptions of 3,030.7590 Redeemable Units of Class D totaling $3,051,148 and subscriptions of 57.0880 Redeemable Units of Class Z totaling $60,623.

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class A decreased 2.1% from $1,379.28 to $1,351.03. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class D decreased 0.8% from $1,280.58 to $1,270.21. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class Z decreased 0.1% from $1,290.15 to $1,289.37. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class A increased 18.9% from $1,159.61 to $1,379.28. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class D increased 20.9% from $1,059.55 to $1,280.58. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class Z increased 21.8% from $1,059.49 to $1,290.15. For the year ended December 31, 2013, the net asset value per Redeemable Unit for Class A increased 7.9% from $1,075.06 to $1,159.61. For the year ended December 31, 2013, the net asset value per Redeemable Unit for Class D increased 10.7% from $956.76 to $1,059.55. For the year ended December 31, 2013, the net asset value per Redeemable Unit for Class Z increased 11.6% from $949.54 to $1,059.49.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $8,689,147 for the year ended December 31, 2015. Gains were primarily attributable to the Master’s trading of energy, U.S. and non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in currencies, grains and indices. The net trading gain (or loss)realized from the Partnership’s investment in the Master is disclosed on page 34 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the global stock index markets during August from long positions in U.S., European, and Asian equity index futures as prices fell sharply amid concern a slowdown in Chinese economic growth would adversely affect the global economy. Additional losses in this sector were experienced during June from long positions in European, U.S., and Asian equity index futures as prices declined as concerns over Greece’s efforts to avoid a default weighed on global financial markets. Within the currency sector, losses were recorded during August from short positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar declined as fears over a hard landing in China and its impact on global growth outlook pushed back expectations for a U.S. Federal Reserve rate hike at the September FOMC meeting. Additional losses in this sector were recorded during April from short positions in the euro versus the U.S. dollar after the relative value of the dollar slumped following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. Losses in the currency sector were also incurred during December from short positions in the euro and Swiss franc versus the U.S. dollar as the relative values of these European currencies reversed higher early in the month after the scale of the European Central Bank’s stimulus measures disappointed investors. The Partnership’s trading losses for the year were offset by trading gains achieved within the energy markets during November and December from short positions in crude oil and it related products as prices weakened as the OPEC nations added to a growing global supply glut by failing to agree on production cuts. Gains within the energies were also experienced during July and September from short positions in crude oil and its related products as prices dropped as record production in the U.S. and Middle East boosted global supplies. Within the global interest rate markets, gains were recorded during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in Eurozone economies would spur the European Central Bank to increase its quantitative easing measures. Additional gains were experienced during January from long positions in U.S. Treasury note and Treasury bond futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Gains were also recorded in this sector during September from long positions in European and U.S. fixed income futures. Within the metals markets, gains were achieved primarily during July from short positions in gold and silver futures as prices fell as a strengthening U.S. dollar curbed demand for precious metals as a store of value. Additional gains in this sector were recorded during July from short positions in copper futures as prices declined amid investor concern of slowing demand from China. Within the agricultural complex, gains were achieved during November from short positions in corn and wheat futures as prices weakened following the release of U.S. government forecasts which predicted that global grain inventories will reach record levels in 2016. Gains within the agricultural complex were also recorded during September from short positions in cattle futures as prices moved lower on signs of weaker-than-expected beef demand amid increased supplies.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $48,605,665 for the year ended December 31, 2014. Gains were primarily attributable to the Master’s trading of currencies, energy, U.S. and non- U.S. interest rates and livestock, and were partially offset by losses in grains, indices, metals and softs.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master was earned at a rate equal to the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills and/or money market mutual fund securities will be retained by the Partnership. Interest income allocated from the Master for the three and twelve months ended December 31, 2015 increased by $32,410 and $25,720, respectively, as compared to the corresponding periods in 2014. The increase in interest income is primarily due to higher U.S. Treasury bill rates and higher average daily equity during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended December 31, 2015 increased by $140,945, as compared to the corresponding period in 2014. The increase in ongoing selling agent fees is due to higher average net assets during the three months ended December 31, 2015, as compared to the corresponding period in 2014. Ongoing selling agent fees for the twelve months ended December 31, 2015 decreased $957,269, as compared to the corresponding period in 2014. The decrease is due to reduced ongoing selling agent fee rates for each Class effective October 1, 2014.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2015 increased by $122,410 and $562,480, respectively, as compared to the corresponding periods in 2014. The increase in management fees is due to higher average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. General Partner fees for the three and twelve months ended December 31, 2015 increased by $81,608 and $1,069,088, respectively, as compared to the corresponding periods in 2014. The increase in General Partner fees is due to an increase in the General Partner fee rate effective October 1, 2014 and higher average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement. Trading performance for the three and twelve months ended December 31, 2015 resulted in incentive fees of $0 and $3,535,100, respectively. Trading performance for the three and twelve months ended December 31, 2014 resulted in incentive fees of $5,973,502 and $6,899,734, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses, certain offering costs and filing, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $464,422 and $213,420, respectively.

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

In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s program. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis to ensure that these objectives are met.

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

(g) Critical Accounting Policies.

Partnership’s Investment. The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Unit, as a practical expedient, as calculated by the Master.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts, as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Master’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Master’s Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the LME represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses.

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

Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master’s market sensitive instruments.

Quantifying the Partnership’s/Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2015 and 2014, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2015, the Master’s total capitalization was $603,041,370 and the Partnership owned approximately 38.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2015 was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$40,462,391	6.71%	$48,614,615	$15,576,197	$35,944,393
Energy	9,717,129	1.61	9,931,478	4,409,409	7,710,733
Grains	4,243,794	0.71	4,675,587	908,552	2,777,114
Indices	20,463,380	3.39	38,149,455	6,133,415	23,684,667
Interest Rates U.S.	4,509,892	0.75	12,570,085	4,509,892	9,528,608
Interest Rates Non-U.S.	9,044,627	1.50	14,830,759	4,180,208	10,971,313
Livestock	822,690	0.14	1,001,330	363,495	696,799
Metals	8,647,874	1.43	11,766,815	5,052,082	8,300,999
Softs	1,350,801	0.22	2,208,250	954,635	1,773,316

Total	$99,262,578	16.46%

*	Annual average month-end Value at Risk.

As of December 31, 2014, the Master’s total capitalization was $697,801,812 and the Partnership owned approximately 29.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$32,224,643	4.62%	$46,206,758	$32,224,643	$39,296,361
Energy	5,549,664	0.80	8,807,820	2,522,147	4,712,524
Grains	2,079,743	0.30	6,803,017	1,490,355	4,170,978
Indices	20,399,383	2.92	38,072,737	8,890,588	29,808,840
Interest Rates U.S.	6,850,223	0.98	13,373,014	3,884,773	9,651,736
Interest Rates Non-U.S.	11,751,881	1.69	16,055,733	6,963,948	13,910,466
Livestock	514,635	0.07	1,046,318	379,670	749,689
Metals	6,484,422	0.93	10,460,750	4,878,593	7,358,093
Softs	1,407,923	0.20	2,499,906	1,135,915	1,784,789

Total	$87,262,517	12.51%

*	Annual average month-end Value at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice), as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Master — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Master as of December 31, 2015, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2015, the Master’s primary exposures were in the CME stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

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

The following were the only non-trading risk exposures of the Master as of December 31, 2015.

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

Item 8. Financial Statements and Supplementary Data.

Managed Futures Premier Abingdon L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements.

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

Ceres Managed Futures LLC
522 Fifth Avenue New York, NY 10036 (855) 672-4468

Management’s Report on Internal Control Over Financial Reporting

The management of Managed Futures Premier Abingdon L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Managed Futures Premier Abingdon L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Abingdon L.P.	Steven Ross Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Abingdon L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Abingdon L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Abingdon L.P. (the “Partnership”) as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Abingdon L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Investment in Master, at fair value (Note 1)	$234,617,857	$208,372,534
Cash (Note 3c)	329,610	278,648

Total assets	$234,947,467	$208,651,182

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$367,700	$318,934
Management fees (Note 3b)	292,913	252,736
General Partner fees (Note 3a)	195,275	168,491
Incentive fees (Note 3b)	—	5,973,502
Professional fees	249,711	169,938
Redemptions payable to Limited Partners (Note 6)	8,142,717	702,292

Total liabilities	9,248,316	7,585,893

Partners’ Capital: (Notes 1 and 6)
General Partner, Class A, 0.0000 Redeemable Units outstanding at December 31, 2015 and 2014	—	—
General Partner, Class D, 0.0000 Redeemable Units outstanding at December 31, 2015 and 2014	—	—
General Partner, Class Z, 1,909.7640 and 1,692.8140 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	2,462,400	2,183,984
Limited Partners, Class A, 151,491.9322 and 133,862.9462 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	204,669,817	184,633,894
Limited Partners, Class D, 14,179.1386 and 10,729.3656 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	18,010,427	13,739,779
Limited Partners, Class Z, 431.6102 and 393.4672 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	556,507	507,632

Total partners’ capital	225,699,151	201,065,289

Total liabilities and partners’ capital	$234,947,467	$208,651,182

Class A, net asset value per Redeemable Unit	$1,351.03	$1,379.28

Class D, net asset value per Redeemable Unit	$1,270.21	$1,280.58

Class Z, net asset value per Redeemable Unit	$1,289.37	$1,290.15

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income:
Interest income allocated from Master (Note 3c)	$53,655	$27,935	$61,332

Expenses:
Expenses allocated from Master	318,238	287,459	297,491
Ongoing selling agent fees (Note 3c)	4,237,214	5,194,483	9,145,329
Management fees (Note 3b)	3,375,788	2,813,308	3,174,889
General Partner fees (Note 3a)	2,250,527	1,181,439	1,058,297
Incentive fees (Note 3b)	3,535,100	6,899,734	—
Professional fees	464,422	213,420	300,437

Total expenses	14,181,289	16,589,843	13,976,443

Net investment income (loss)	(14,127,634)	(16,561,908)	(13,915,111)

Trading results:
Net gains (loss) on investment in Master:
Net realized gains (losses) on closed contracts allocated from Master	17,755,035	50,485,166	23,810,242
Net change in unrealized gains (losses) on open contracts allocated from Master	(9,065,888)	(1,879,501)	6,588,404

Total trading results	8,689,147	48,605,665	30,398,646

Net income (loss)	$(5,438,487)	$32,043,757	$16,483,535

Net income (loss) allocation by Class:
Class A	$(4,966,426)	$29,673,748	$14,932,283

Class D	$(449,352)	$1,841,302	$1,217,600

Class Z	$(22,709)	$528,707	$333,652

Net income (loss) per Redeemable Unit (Note 7)*
Class A	$(28.25)	$219.67	$84.55

Class D	$(10.37)	$221.03	$102.79

Class Z	$(0.78)	$230.66	$109.95

Weighted average Redeemable Units outstanding
Class A	148,065.7209	143,246.6293	176,759.7197

Class D	13,330.4439	9,334.2889	11,909.7548

Class Z	2,271.2438	2,543.2260	3,152.3475

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2015, 2014 and 2013

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2012	$192,728,746	179,273.0292	$9,842,846	10,287.6586	$3,015,374	3,175.6222	$205,586,966	192,736.3100
Subscriptions—Limited Partners	43,972,521	39,818.8570	3,051,148	3,030.7590	60,623	57.0880	47,084,292	42,906.7040
Net income (loss)	14,932,283	—	1,217,600	—	333,652	—	16,483,535	—
Redemptions—General Partner	—	—	—	—	(200,824)	(200.0000)	(200,824)	(200.0000)
Redemptions—Limited Partners	(65,360,235)	(58,457.0180)	—	—	(192,255)	(185.5080)	(65,552,490)	(58,642.5260)

Partners’ Capital, December 31, 2013	186,273,315	160,634.8682	14,111,594	13,318.4176	3,016,570	2,847.2022	203,401,479	176,800.4880
Subscriptions—Limited Partners	20,181,812	16,861.5740	3,098,520	2,444.7210	—	—	23,280,332	19,306.2950
Net income (loss)	29,673,748	—	1,841,302	—	528,707	—	32,043,757	—
Redemptions—General Partner	—	—	—	—	(701,492)	(616.0930)	(701,492)	(616.0930)
Redemptions—Limited Partners	(51,494,981)	(43,633.4960)	(5,311,637)	(5,033.7730)	(152,169)	(144.8280)	(56,958,787)	(48,812.0970)

Partners’ Capital, December 31, 2014	184,633,894	133,862.9462	13,739,779	10,729.3656	2,691,616	2,086.2812	201,065,289	146,678.5930
Subscriptions—General Partner	—	—	—	—	300,000	216.9500	300,000	216.9500
Subscriptions—Limited Partners	51,738,630	37,257.7740	4,720,000	3,449.7730	50,000	38.1430	56,508,630	40,745.6900
Net income (loss)	(4,966,426)	—	(449,352)	—	(22,709)	—	(5,438,487)	—
Redemptions—Limited Partners	(26,736,281)	(19,628.7880)	—	—	—	—	(26,736,281)	(19,628.7880)

Partners’ Capital, December 31, 2015	$204,669,817	151,491.9322	$18,010,427	14,179.1386	$3,018,907	2,341.3742	$225,699,151	168,012.4450

Net asset value per Redeemable Unit:

2013:	Class A	$1,159.61

	Class D	$1,059.55

	Class Z	$1,059.49

2014:	Class A	$1,379.28

	Class D	$1,280.58

	Class Z	$1,290.15

2015:	Class A	$1,351.03

	Class D	$1,270.21

	Class Z	$1,289.37

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

1. Partnership Organization:

Managed Futures Premier Abingdon L.P. (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership privately and continuously offers redeemable units in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

During the years ended December 31, 2015 and 2014, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

A limited partner in the Master may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

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

As of December 31, 2015 and 2014, the Partnership owned approximately 38.9% and 29.9% of the Master, respectively. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of their capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit for any class decreases to less than $400 as of the close of business on any business day; or under certain circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

2.     Basis of Presentation and Summary of Significant Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

c.	Partnership’s Investment. The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Unit, as a practical expedient, as calculated by the Master.

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements” in the attached Master’s financial statements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses.

d.	Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013- 08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

g.	Recent Accounting Pronouncements. In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

In January 2016, FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

h.	Reclassification. Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported as professional fees in the Statements of Financial Condition and Statements of Income and Expenses were previously reported separately as professional fees and other expenses. In the financial highlights, ongoing selling agent fees and clearing fees allocated from Master, which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit, are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

i.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

3.     Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly General Partner fee (formerly, the administrative fee) in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating the General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership is obligated to pay the Advisor a monthly management fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the new trading profits, as defined in the Management Agreement, earned by the Advisor for the Partnership during each calendar quarter. The Advisor’s incentive fee will be allocated proportionally to each Class based on the net asset value of the respective Class. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 4.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.875% per year of month-end Net Assets for Class D Redeemable Units and (iii) 1.125% per year of month-end Net Assets for Class Z Redeemable Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees, were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

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

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to (i) 2.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.25% per year of month- end Net Assets for Class D Redeemable Units and (iii) 0.5% per year of month-end Net Assets for Class Z Redeemable Units.

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 2.0% per year of month-end Net Assets for Class A Redeemable Units, (ii) reduced to 0.75% per year of month-end Net Assets for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units.

Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

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

The MS&Co. Customer Agreement with the Partnership and the Master gives, and the CGM Customer Agreement with the Partnership and the Customer Agreement between CGM and the Master each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures exchange-cleared swaps and open forward contracts in the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s percentage ownership of the Master.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities,” in the attached Master’s financial statements.

5.     Fair Value Measurements:

See Notes 2 and 5 of the Master’s financial statements for the determination of the fair value of the Master’s investments and related disclosures, including the fair value hierarchy, pursuant to ASC 820, “Fair Value Measurement.”

6.     Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

7.     Financial Highlights:

Financial highlights for the limited partner classes as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015			2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$61.63	$57.25	$57.73	$330.86	$305.97	$307.51	$159.90	$144.32	$143.76
Net investment loss	(89.88)	(67.62)	(58.51)	(111.19)	(84.94)	(76.85)	(75.35)	(41.53)	(33.81)

Increase (decrease) for the year	(28.25)	(10.37)	(0.78)	219.67	221.03	230.66	84.55	102.79	109.95
Net asset value per Redeemable Unit, beginning of year	1,379.28	1,280.58	1,290.15	1,159.61	1,059.55	1,059.49	1,075.06	956.76	949.54

Net asset value per Redeemable Unit, end of year	$1,351.03	$1,270.21	$1,289.37	$1,379.28	$1,280.58	$1,290.15	$1,159.61	$1,059.55	$1,059.49

	2015			2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Net Assets:
Net investment loss*	(6.6)%	(5.0)%	(4.4)%	(9.1)%	(7.2)%	(7.2)%	(7.0)%	(4.2)%	(3.1)%
Operating expenses	5.0%	3.7%	2.9%	5.4%	3.7%	3.3%	7.0%	4.2%	3.1%
Incentive fees	1.6%	1.4%	1.5%	3.8%	3.6%	3.9%	—%	—%	—%

Total expenses	6.6%	5.1%	4.4%	9.2%	7.3%	7.2%	7.0%	4.2%	3.1%

Total return:
Total return before incentive fees	(0.5)%	0.6%	1.4%	22.7%	24.5%	25.7%	7.9%	10.7%	11.6%
Incentive fees	(1.6)%	(1.4)%	(1.5)%	(3.8)%	(3.6)%	(3.9)%	—%	—%	—%

Total return after incentive fees	(2.1)%	(0.8)%	(0.1)%	18.9%	20.9%	21.8%	7.9%	10.7%	11.6%

*	Interest income allocated from Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Master.

8.     Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

See Note 8, “Financial Instrument Risks” of the attached Master’s financial statements for risks relating to financial instruments and derivatives that are traded by the Master.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s and the Master’s counterparty was an exchange or clearing organization. The Partnership and the Master continue to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the Partnership’s and the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under New York law.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$2,279,658	$8,191,347	$(22,075,298)	$20,293,440
Total investment income	37,689	8,603	3,443	3,920
Total expenses	(2,712,371)	(2,682,164)	(2,633,717)	(6,153,037)

Net income (loss)	$(395,024)	$5,517,786	$(24,705,572)	$14,144,323

Increase (decrease) in net asset value per Redeemable Unit of Class A	$(1.77)	$33.01	$(151.08)	$91.59

Increase (decrease) in net asset value per Redeemable Unit of Class D	$2.32	$34.80	$(136.86)	$89.37

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$4.76	$37.60	$(135.80)	$92.66

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$32,133,791	$3,316,685	$13,649,700	$(494,511)
Total investment income	5,279	4,568	5,996	12,092
Total expenses	(8,239,784)	(2,329,161)	(2,812,053)	(3,208,845)

Net income (loss)	$23,899,286	$992,092	$10,843,643	$(3,691,264)

Increase (decrease) in net asset value per Redeemable Unit of Class A	$165.08	$6.61	$69.13	$(21.15)

Increase (decrease) in net asset value per Redeemable Unit of Class D	$156.79	$9.61	$67.07	$(12.44)

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$160.09	$11.76	$69.29	$(10.48)

To the Limited Partners of

CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director Ceres Managed Futures LLC
General Partner,
CMF Winton Master L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
855-672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

CMF Winton Master L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $472,872,074 and $0 at December 31, 2015 and 2014, respectively)	$472,950,344	$—
Cash (Note 3c)	25,746,373	583,586,984
Cash margin (Note 3c)	99,262,577	87,262,518
Net unrealized appreciation on open futures contracts	5,389,377	32,298,121

Total assets	$603,348,671	$703,147,623

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$269,234	$5,286,899
Accrued expenses:
Professional fees	38,067	38,281
Clearing fees due to MS&Co. (Note 3c)	—	20,631

Total liabilities	307,301	5,345,811

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at December 31, 2015 and 2014	—	—
Limited Partners, 161,976.6460 and 195,446.6928 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	603,041,370	697,801,812

Total liabilities and partners’ capital	$603,348,671	$703,147,623

Net asset value per Redeemable Unit	$3,723.01	$3,570.29

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	510	$30,126	0.01%
Energy	75	(7,647)	(0.00)*
Grains	95	(17,551)	(0.00)*
Indices	2,628	1,099,760	0.18
Interest Rates U.S.	614	(610,774)	(0.10)
Interest Rates Non-U.S.	19,410	(3,062,521)	(0.51)
Livestock	3	160	0.00 *
Softs	311	64,286	0.01

Total futures contracts purchased		(2,504,161)	(0.41)

Futures Contracts Sold
Currencies	4,548	3,922,263	0.65
Energy	2,317	1,273,340	0.21
Grains	2,492	2,035,524	0.34
Indices	1,710	(453,830)	(0.08)
Interest Rates U.S.	122	(3,016)	(0.00)*
Interest Rates Non-U.S.	556	(29,705)	(0.00)*
Livestock	394	(660,400)	(0.11)
Metals	1,441	2,011,420	0.33
Softs	544	(202,058)	(0.03)

Total futures contracts sold		7,893,538	1.31

Net unrealized appreciation on open futures contracts		$5,389,377	0.90%

Unrealized Appreciation on Open Forward Contracts
Currencies	$285,098,551	$3,394,312	0.56%
Metals	492	1,854,557	0.31

Total unrealized appreciation on open forward contracts		5,248,869	0.87

Unrealized Depreciation on Open Forward Contracts
Currencies	$245,182,550	(4,880,125)	(0.81)
Metals	353	(637,978)	(0.11)

Total unrealized depreciation on open forward contracts		(5,518,103)	(0.92)

Net unrealized depreciation on open forward contracts		$(269,234)	(0.05)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$128,000,000	1/21/2016	U.S. Treasury bills, 0.19% (Amortized cost of $127,981,084)	$127,991,600	21.23%
$345,000,000	2/11/2016	U.S. Treasury bills, 0.125% (Amortized cost of $344,890,990)	344,958,744	57.20

Total U.S. Government Securities			$472,950,344	78.43%

Net fair value			$478,070,487	79.28%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2014

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	48	$89,449	0.01%
Energy	345	(3,240,330)	(0.46)
Grains	1,142	(547,033)	(0.08)
Indices	4,399	7,141,455	1.02
Interest Rates U.S.	11,509	(1,203,705)	(0.17)
Interest Rates Non-U.S.	15,522	10,815,045	1.55
Livestock	147	(414,305)	(0.06)
Metals	1	(1,320)	(0.00)*
Softs	231	72,885	0.01

Total futures contracts purchased		12,712,141	1.82

Futures Contracts Sold
Currencies	5,042	7,261,530	1.04
Energy	913	10,503,341	1.51
Grains	207	(178,058)	(0.03)
Indices	208	(875,800)	(0.13)
Interest Rates Non-U.S.	203	(42,225)	(0.01)
Livestock	235	593,170	0.09
Metals	730	681,990	0.10
Softs	802	1,642,032	0.24

Total futures contracts sold		19,585,980	2.81

Net unrealized appreciation on open futures contracts		$32,298,121	4.63%

Unrealized Appreciation on Open Forward Contracts
Currencies	$214,890,277	$2,852,834	0.41%
Metals	669	2,265,003	0.32

Total unrealized appreciation on open forward contracts		5,117,837	0.73

Unrealized Depreciation on Open Forward Contracts
Currencies	$293,627,256	(7,383,994)	(1.06)
Metals	892	(3,020,742)	(0.43)

Total unrealized depreciation on open forward contracts		(10,404,736)	(1.49)

Net unrealized depreciation on open forward contracts		$(5,286,899)	(0.76)%

Net fair value		$27,011,222	3.87%

*	Due to rounding.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Income and Expenses

for the years ended

December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income	$152,157	$111,655	$248,684

Expenses:
Clearing fees (Note 3c)	807,144	852,175	898,837
P.rofessional fees	105,457	125,301	122,213

Total expenses	912,601	977,476	1,021,050

Net investment income (loss)	(760,444)	(865,821)	(772,366)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	51,728,772	171,648,092	81,943,704
Net change in unrealized gains (losses) on open contracts	(21,891,079)	(6,714,039)	24,133,563

Total trading results	29,837,693	164,934,053	106,077,267

Net income (loss)	$29,077,249	$164,068,232	$105,304,901

Net income (loss) per Redeemable Unit (Note 7)*	$153.12	$814.99	$365.82

Weighted average Redeemable Units outstanding	179,016.7911	220,902.6826	292,249.3714

*	Represents the change in net asset value per Redeemable Unit before distribution of interest income to feeder funds.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2015, 2014 and 2013

Partners’ Capital
Partners’ Capital, December 31, 2012	$759,910,513
Net income (loss)	105,304,901
Subscriptions of 28,577.2321 Redeemable Units	71,774,198
Redemptions of 92,063.6642 Redeemable Units	(235,791,496)
Distribution of interest income to feeder funds	(248,684)

Partners’ Capital, December 31, 2013	700,949,432
Net income (loss)	164,068,232
Subscriptions of 15,448.4607 Redeemable Units	45,189,157
Redemptions of 74,354.9421 Redeemable Units	(212,293,354)
Distribution of interest income to feeder funds	(111,655)

Partners’ Capital, December 31, 2014	697,801,812
Net income (loss)	29,077,249
Subscriptions of 21,244.7232 Redeemable Units	78,552,619
Redemptions of 54,714.7700 Redeemable Units	(202,323,573)
Distribution of interest income to feeder funds	(66,737)

Partners’ Capital, December 31, 2015	$603,041,370

Net asset value per Redeemable Unit:

2013:	$2,755.81

2014:	$3,570.29

2015:	$3,723.01

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

1. Partnership Organization:

CMF Winton Master L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Master may sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”). The Redeemable Units of the Master are used solely for accounting purposes and do not represent units issued legally.

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

On November 1, 2004 (commencement of trading operations), CMF Winton Feeder I L.P. (“Winton Feeder”) allocated substantially all of its capital, and Diversified Multi-Advisor Futures Fund L.P. (“Diversified”) and Orion Futures Fund L.P. (“Orion”) allocated a portion of their capital to the Master. Winton Feeder purchased 2,000.0000 Redeemable Units with cash equal to $2,000,000. On September 30, 2014, Winton Feeder redeemed its investment in the Master. This amounted to 372.6816 Redeemable Units with cash equal to $1,124,465. Orion purchased 35,389.8399 Redeemable Units with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. Diversified purchased 15,054.1946 Redeemable Units with cash equal to $14,251,586 and a contribution of open commodity futures and forward contracts with a fair value of $802,609. On December 31, 2013, Diversified redeemed its investment in the Master. This amounted to 1,474.7838 Redeemable Units with cash equal to $4,064,224. On December 1, 2004, Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 52,981.2908 Redeemable Units with cash equal to $57,471,493. On August 31, 2011, Tactical Diversified redeemed its investment in the Master. This amounted to 12,054.4847 Redeemable Units with cash equal to $29,538,004. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 5,741.8230 Redeemable Units with cash equal to $7,000,000. On February 1, 2007, Managed Futures Premier Abingdon L.P. (formerly, Abingdon Futures Fund L.P.) (“Abingdon”) allocated a portion of its capital to the Master and purchased 9,017.0917 Redeemable Units with cash equal to $12,945,000. On March 1, 2007, Global Futures Fund Ltd. (“Global Futures”) allocated a portion of its capital to the Master and purchased 1,875.7046 Redeemable Units with cash equal to $2,500,000. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (“Orion Cayman”) allocated a portion of its capital to the Master and purchased 319.5126 Redeemable Units with cash equal to $640,000. On June 30, 2013, Orion Cayman redeemed its investment in the Master. This amounted to 424.4000 Redeemable Units with cash equal to $1,067,417. On June 1, 2013, Morgan Stanley Managed Futures Custom Solutions Fund LP – Series A (“Custom Solutions”) allocated a portion of its capital to the Master and purchased 383.1755 Redeemable Units with cash equal to $1,000,000. The Master permits commodity pools managed by Winton Capital Management Limited (the “Advisor”) using the Winton Futures Program (formerly, the Winton Diversified Program, as applied without equities), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

CMF Winton Master L.P.

Notes to Financial Statements

During the years ended December 31, 2015 and 2014, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The Master’s investors consist of Orion, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions (each a “Feeder,” collectively, the “Funds”). Orion, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions each owned approximately 58.4%, 1.1%, 38.9%, 0.9% and 0.7% of the Master at December 31, 2015, respectively. Orion, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions each owned approximately 67.3%, 1.3%, 29.9%, 0.9% and 0.6% of the Master at December 31, 2014, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2024: or under certain other circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Master.

2.     Basis of Presentation and Summary of Significant Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.	Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $15,762,494 and $10,918,951 as of December 31, 2015 and 2014, respectively. The cost of foreign currencies was $15,855,406 as of December 31, 2015, and based on the General Partner’s assessment, the cost of foreign currencies was not materially different from the fair value as of December 31, 2014.

d.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro-rata among the Funds at the time of such determination.

CMF Winton Master L.P.

Notes to Financial Statements

e.	Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.	Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception. Accordingly, the Master follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

g.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

h.	Fair Value of Financial Instruments. The carrying value of the Master’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

i.	Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Master’s financial statements and related disclosures.

j.	Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, clearing fees which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

CMF Winton Master L.P.

Notes to Financial Statements

k.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

3.     Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or MS&Co./CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

During the second quarter of 2013, the Master entered into a foreign exchange brokerage account agreement with MS&Co. Prior to and during part of the third quarter of 2013, the Master was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Master entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Master has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, CGM provided services to the Master, including, among other things, the execution and clearing of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) were borne by the Master and allocated to the Funds. All other fees, including CGM’s direct brokerage fees, were borne by the Funds. During the term of the CGM Customer Agreement, all of the Master’s assets were deposited in the Master’s account at CGM. The Master’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets are deposited in the Master’s account at MS&Co. The Master’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2015 and 2014, the amount of cash held by the Master for margin requirements was $99,262,577 and $87,262,518, respectively. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

CMF Winton Master L.P.

Notes to Financial Statements

4.     Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement with the Master gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2015 and 2014 were 47,772 and 50,169, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2015 and 2014 were 1,040 and 1,126, respectively. The monthly average notional values of currency forward contracts held during the years ended December 31, 2015 and 2014 were $625,854,119 and $634,466,265, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2015 and 2014, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$17,800,660	$(12,411,283)	$5,389,377	$—	$—	$5,389,377
Forwards	5,248,869	(5,248,869)	—	—	—	—

Total assets	$23,049,529	$(17,660,152)	$5,389,377	$—	$—	$5,389,377

Liabilities
Futures	$(12,411,283)	$12,411,283	$—	$—	$—	$—
Forwards	(5,518,103)	5,248,869	(269,234)	—	—	(269,234)

Total liabilities	$(17,929,386)	$17,660,152	$(269,234)	$—	$—	$(269,234)

Net fair value						$5,120,143 *

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2014	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$43,561,809	$(11,263,688)	$32,298,121	$—	$—	$32,298,121
Forwards	5,117,837	(5,117,837)	—	—	—	—

Total assets	$48,679,646	$(16,381,525)	$32,298,121	$—	$—	$32,298,121

Liabilities
Futures	$(11,263,688)	$11,263,688	$—	$—	$—	$—
Forwards	(10,404,736)	5,117,837	(5,286,899)	—	—	(5,286,899)

Total liabilities	$(21,668,424)	$16,381,525	$(5,286,899)	$—	$—	$(5,286,899)

Net fair value						$27,011,222 *

*	In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

CMF Winton Master L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2015 and 2014, respectively.

December 31,
2015
Assets
Futures Contracts
Currencies	$4,375,005
Energy	3,059,034
Grains	2,067,358
Indices	2,758,533
Interest Rates U.S.	7,546
Interest Rates Non-U.S.	3,038,265
Livestock	31,455
Metals	2,228,435
Softs	235,029

Total unrealized appreciation on open futures contracts	17,800,660

Liabilities
Futures Contracts
Currencies	(422,616)
Energy	(1,793,341)
Grains	(49,385)
Indices	(2,112,603)
Interest Rates U.S.	(621,336)
Interest Rates Non-U.S.	(6,130,491)
Livestock	(691,695)
Metals	(217,015)
Softs	(372,801)

Total unrealized depreciation on open futures contracts	(12,411,283)

Net unrealized appreciation on open futures contracts	$5,389,377 *

Assets
Forward Contracts
Currencies	$3,394,312
Metals	1,854,557

Total unrealized appreciation on open forward contracts	5,248,869

Liabilities
Forward Contracts
Currencies	(4,880,125)
Metals	(637,978)

Total unrealized depreciation on open forward contracts	(5,518,103)

Net unrealized depreciation on open forward contracts	$(269,234)**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

CMF Winton Master L.P.

Notes to Financial Statements

December 31,
2014
Assets
Futures Contracts
Currencies	$7,910,345
Energy	10,516,685
Grains	204,223
Indices	9,120,453
Interest Rates U.S.	1,652,217
Interest Rates Non-U.S.	10,825,920
Livestock	599,795
Metals	922,115
Softs	1,810,056

Total unrealized appreciation on open futures contracts	43,561,809

Liabilities
Futures Contracts
Currencies	(559,366)
Energy	(3,253,674)
Grains	(929,314)
Indices	(2,854,798)
Interest Rates U.S.	(2,855,922)
Interest Rates Non-U.S.	(53,100)
Livestock	(420,930)
Metals	(241,445)
Softs	(95,139)

Total unrealized depreciation on open futures contracts	(11,263,688)

Net unrealized appreciation on open futures contracts	$32,298,121 *

Assets
Forward Contracts
Currencies	$2,852,834
Metals	2,265,003

Total unrealized appreciation on open forward contracts	5,117,837

Liabilities
Forward Contracts
Currencies	(7,383,994)
Metals	(3,020,742)

Total unrealized depreciation on open forward contracts	(10,404,736)

Net unrealized depreciation on open forward contracts	$(5,286,899)**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

CMF Winton Master L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Sector
Currencies	$(7,215,757)	$22,002,118	$22,641,168
Energy	31,038,579	48,086,222	(19,506,921)
Grains	(3,427,761)	(16,897,203)	12,720,641
Indices	(22,507,686)	(4,416,908)	118,746,353
Interest Rates U.S.	3,171,758	21,903,430	(27,294,562)
Interest Rates Non-U.S.	15,738,906	90,216,048	(29,539,424)
Livestock	2,295,247	8,264,282	1,728,125
Metals	6,882,258	(2,002,323)	22,484,013
Softs	3,862,149	(2,221,613)	4,097,874

Total	$29,837,693 ***	$164,934,053 ***	$106,077,267 ***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$472,950,344	$—	$472,950,344	$—
Futures	17,800,660	17,800,660	—	—
Forwards	5,248,869	1,854,557	3,394,312	$—

Total assets	$495,999,873	$19,655,217	$476,344,656	$—

Liabilities
Futures	$12,411,283	$12,411,283	$—	$—
Forwards	5,518,103	637,978	4,880,125	—

Total liabilities	$17,929,386	$13,049,261	$4,880,125	$—

Net fair value	$478,070,487	$6,605,956	$471,464,531	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Futures	$43,561,809	$43,561,809	$—	$—
Forwards	5,117,837	2,265,003	2,852,834	—

Total assets	$48,679,646	$45,826,812	$2,852,834	$—

Liabilities
Futures	$11,263,688	$11,263,688	$—	$—
Forwards	10,404,736	3,020,742	7,383,994	—

Total liabilities	$21,668,424	$14,284,430	$7,383,994	$—

Net fair value	$27,011,222	$31,542,382	$(4,531,160)	$—

6.     Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscriptions are processed. A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

CMF Winton Master L.P.

Notes to Financial Statements

7.     Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Net realized and unrealized gains (losses)	$157.43	$819.10	$368.55
Net investment loss	(4.31)	(4.11)	(2.73)

Increase (decrease) for the year	153.12	814.99	365.82
Distribution of interest income to feeder funds	(0.40)	(0.51)	(0.87)
Net asset value per Redeemable Unit, beginning of year	3,570.29	2,755.81	2,390.86

Net asset value per Redeemable Unit, end of year	$3,723.01	$3,570.29	$2,755.81

Ratios to average net assets:
Net investment loss*	(0.1)%	(0.1)%	(0.1)%

Operating expenses	0.1%	0.2%	0.1%

Total return	4.3%	29.6%	15.3%

*	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

CMF Winton Master L.P.

Notes to Financial Statements

8.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 3.9% to 31.8% of the Master’s contracts are traded OTC.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and its value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and its value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Master’s assets. Credit risk with respect to exchange- traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Master’s counterparty is an exchange or clearing organization. The Master continues to be subject to such risks with respect to MS&Co.

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

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$5,996,908	$24,499,530	$(63,902,539)	$63,243,794
Total interest income	101,593	24,539	11,695	14,330
Total expenses	(198,718)	(236,379)	(246,477)	(231,027)

Net income (loss)	$5,899,783	$24,287,690	$(64,137,321)	$63,027,097

Increase (decrease) in net asset value per unit	$39.29	$132.89	$(360.86)	$341.80

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$107,995,824	$11,255,160	$47,088,566	$(1,405,497)
Total interest income	20,823	18,438	24,401	47,993
Total expenses	(263,308)	(238,396)	(227,391)	(248,381)

Net income (loss)	$107,753,339	$11,035,202	$46,885,576	$(1,605,885)

Increase (decrease) in net asset value per unit	$553.17	$54.95	$211.58	$(4.71)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner fees, as described under “Item 1. Business.” During the year ended December 31, 2015, the General Partner earned $2,250,257 in General Partner fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $4,237,214 in ongoing selling agent fees from the Partnership. As compensation for its services, the Partnership pays the Advisor management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisor earned $3,375,788 in management fees and $3,535,100 in incentive fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
Class Z General Partner Redeemable Units	General Partner	1,909.7640	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$74,100
2014	$63,300

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

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

(f)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 27, 2012 (filed as Exhibit 3.1 to the Form 8-K filed on December 5, 2012 and incorporated herein by reference).

(g)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(f) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2(a)	Fourth Amended and Restated Agreement of Limited Partnership, dated November 29, 2012 (filed as Exhibit 3.2 to the Form 8-K filed on December 5, 2012 and incorporated herein by reference).

(b)

Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement of the Partnership, dated December 30, 2015 (filed as Exhibit 3.1 to the Form 8-K filed on January 6, 2016 and incorporated herein by reference).

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

(c)

U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.2

Amended and Restated Management Agreement by and among the Partnership, the General Partner and the Advisor, dated July 3, 2014 (filed as Exhibit 10.2 to the Form 8-K filed July 9, 2014 and incorporated herein by reference).

10.3(a)

Agency Agreement between the Partnership, the General Partner and CGM, effective February 1, 2007 (filed as Exhibit 10.3 to the Registration on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

(b)

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, dated March 3, 2016 (filed as Exhibit 10.1 to the Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.4	Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Form 10-Q filed on November 14, 2011 and incorporated herein by reference).

10.5	Form of Third Party Subscription Agreement for Credit Suisse Securities (USA) LLC (filed as Exhibit 10.4 to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Form of Subscription Agreement for Morgan Stanley Smith Barney LLC (filed as Exhibit 10.6 to the Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.7(a)	Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley & Co. Incorporated, dated July 25, 2007 (filed as Exhibit 10.8(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Fifth Amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2012 (filed as Exhibit 10.8(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8	Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and the Administrator, effective March 31, 2015 (filed as exhibit 10.1 to the Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.