Form 10-Q
period 2016-03-31
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2016-05-12
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes    No X

As of April 30, 2016, there were 154,162.8522 Limited Partnership Redeemable Units of Class A outstanding, 14,179.1386 Limited Partnership Redeemable Units of Class D outstanding and 431.6102 Limited Partnership Redeemable Units of Class Z outstanding.

MANAGED FUTURES PREMIER ABINGDON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets:
Investment in the Master(1), at fair value	$235,604,284	$234,617,857
Cash at MS&Co.	303,880	329,610
Cash at bank	802	-

Total assets	$235,908,966	$234,947,467

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$368,607	$367,700
Management fees	294,128	292,913
General Partner fees	196,086	195,275
Professional fees	237,687	249,711
Redemptions payable to Limited Partners	747,010	8,142,717

Total liabilities	1,843,518	9,248,316

Partners’ Capital:
General Partner, Class A, 0.0000 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	-	-
General Partner, Class D, 0.0000 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	-	-
General Partner, Class Z, 1,909.7640 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	2,537,954	2,462,400
Limited Partners, Class A, 153,317.8442 and 151,491.9322 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	212,425,680	204,669,817
Limited Partners, Class D, 14,179.1386 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	18,528,231	18,010,427
Limited Partners, Class Z, 431.6102 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	573,583	556,507

Total partners’ capital (net asset value)	234,065,448	225,699,151

Total liabilities and partners’ capital	$235,908,966	$234,947,467

Class A, net asset value per Redeemable Unit	$1,385.52	$1,351.03

Class D, net asset value per Redeemable Unit	$1,306.72	$1,270.21

Class Z, net asset value per Redeemable Unit	$1,328.94	$1,289.37

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months
	Ended March 31,
	2016	2015
Income:
Interest income allocated from the Master	$133,868	$3,920

Expenses:
Expenses allocated from the Master	75,257	74,478
Ongoing selling agent fees	1,131,306	1,068,746
Management fees	902,961	845,020
General Partner fees	601,972	563,347
Incentive fees	-	3,535,100
Professional fees	149,965	66,346

Total expenses	2,861,461	6,153,037

Net investment loss	(2,727,593)	(6,149,117)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	8,410,392	21,768,919
Net change in unrealized gains (losses) on open contracts allocated from the Master	166,471	(1,475,479)

Total trading results	8,576,863	20,293,440

Net income (loss)	$5,849,270	$14,144,323

Net income (loss) allocation by Class:
Class A	$5,238,836	$12,986,096

Class D	$517,804	$964,909

Class Z	$92,630	$193,318

Net asset value per Redeemable Unit:
Class A (153,317.8442 and 144,325.4862 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$1,385.52	$1,470.87

Class D (14,179.1386 and 10,894.3476 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$1,306.72	$1,369.95

Class Z (2,341.3742 and 2,086.2812 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$1,328.94	$1,382.81

Net income (loss) per Redeemable Unit*
Class A	$34.49	$91.59

Class D	$36.51	$89.37

Class Z	$39.57	$92.66

Weighted average Redeemable Units outstanding
Class A	153,311.6552	141,624.6995

Class D	14,179.1386	10,784.3596

Class Z	2,341.3742	2,086.2812

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$204,669,817	151,491.9322	$18,010,427	14,179.1386	$3,018,907	2,341.3742	$225,699,151	168,012.4450
Subscriptions - Limited Partners	8,720,457	6,167.2670	-	-	-	-	8,720,457	6,167.2670
Net income (loss)	5,238,836	-	517,804	-	92,630	-	5,849,270	-
Redemptions - Limited Partners	(6,203,430)	(4,341.3550)	-	-	-	-	(6,203,430)	(4,341.3550)

Partners’ Capital, March 31, 2016	$212,425,680	153,317.8442	$18,528,231	14,179.1386	$3,111,537	2,341.3742	$234,065,448	169,838.3570

Partners’ Capital, December 31, 2014	$184,633,894	133,862.9462	$13,739,779	10,729.3656	$2,691,616	2,086.2812	$201,065,289	146,678.5930
Subscriptions - Limited Partners	16,663,573	11,832.3860	220,000	164.9820	-	-	16,883,573	11,997.3680
Net income (loss)	12,986,096	-	964,909	-	193,318	-	14,144,323	-
Redemptions - Limited Partners	(1,999,542)	(1,369.8460)	-	-	-	-	(1,999,542)	(1,369.8460)

Partners’ Capital, March 31, 2015	$212,284,021	144,325.4862	$14,924,688	10,894.3476	$2,884,934	2,086.2812	$230,093,643	157,306.1150

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

1. Organization:

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

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2016.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

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

At March 31, 2016 and December 31, 2015, the Partnership owned approximately 40.9% and 38.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

The Master has entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Due to the nature of commodities trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investment: The Partnership carries its investment in the Master at fair value based on the Master’s net asset value Redeemable per Redeemable Unit, as a practical expedient, as calculated by the Master.

Master’s Investments: All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Master’s Fair Value of Financial Instruments: The carrying value of the Master’s assets and liabilities presented in the Master’s Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825 “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $9,604,490 (cost of $9,564,119) and $15,762,494 (cost of $15,855,406) as of March 31, 2016 and December 31, 2015, respectively.

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

Net Income (Loss) per Redeemable Unit: Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees in the Statements of Financial Condition and Statements of Income and Expenses were previously reported separately as professional fees and other expenses. In the financial highlights of the Partnership, interest income allocated from Master per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit. In the financial highlights of the Master, interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit. Additionally, the net investment loss ratio previously presented without the effects of incentive fees is now presented with the effects of incentive fees.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2016 and 2015 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

(Unaudited)

	March 31,	December 31,
	2016	2015

Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $497,261,220 and $472,872,074 at March 31, 2016 and December 31, 2015, respectively)	$497,400,002	$472,950,344
Cash at MS&Co.	-	25,746,373
Cash margin	74,410,516	99,262,577
Net unrealized appreciation on open futures contracts	1,835,660	5,389,377
Net unrealized appreciation on open forward contracts	4,607,972	-

Total equity in trading account	578,254,150	603,348,671
Cash at bank	802	-

Total assets	$578,254,952	$603,348,671

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$269,234
Cash overdraft	1,559,393	-
Accrued expenses:
Professional fees	54,297	38,067

Total liabilities	1,613,690	307,301

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	-	-
Limited Partners, 149,258.1324 and 161,976.6460 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	576,641,262	603,041,370

Total liabilities and partners’ capital	$578,254,952	$603,348,671

Net asset value per Redeemable Unit	$3,863.38	$3,723.01

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,567	$1,072,696	0.19%
Grains	231	270,186	0.05
Indices	2,162	3,423,301	0.59
Interest Rates U.S.	1,558	(691,312)	(0.12)
Interest Rates Non-U.S.	19,580	10,455,821	1.81
Livestock	240	(76,670)	(0.01)
Metals	319	(234,070)	(0.04)
Softs	160	(32,057)	(0.01)

Total futures contracts purchased		14,187,895	2.46

Futures Contracts Sold
Currencies	2,883	(7,081,581)	(1.23)
Energy	1,391	173,273	0.03
Grains	2,414	(155,030)	(0.03)
Indices	1,302	(3,768,288)	(0.65)
Interest Rates U.S.	828	(786,133)	(0.14)
Interest Rates Non-U.S.	657	39,408	0.01
Livestock	237	179,280	0.03
Metals	207	(366,138)	(0.06)
Softs	639	(587,026)	(0.10)

Total futures contracts sold		(12,352,235)	(2.14)

Net unrealized appreciation on open futures contracts		$1,835,660	0.32%

Unrealized Appreciation on Open Forward Contracts
Currencies	$324,629,918	$9,034,917	1.57%
Metals	191	290,378	0.05

Total unrealized appreciation on open forward contracts		9,325,295	1.62

Unrealized Depreciation on Open Forward Contracts
Currencies	$167,951,734	(3,116,575)	(0.54)
Metals	426	(1,600,748)	(0.28)

Total unrealized depreciation on open forward contracts		(4,717,323)	(0.82)

Net unrealized appreciation on open forward contracts		$4,607,972	0.80%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$100,000,000	4/28/2016	U.S. Treasury bills, 0.23% (Amortized cost of $99,964,861)	$99,988,833	17.34%
$25,000,000	4/14/2016	U.S. Treasury bills, 0.28% (Amortized cost of $24,994,556)	24,999,219	4.34
$225,000,000	5/19/2016	U.S. Treasury bills, 0.25% (Amortized cost of $224,881,250)	224,951,483	39.01
$7,500,000	5/19/2016	U.S. Treasury bills, 0.135% (Amortized cost of $7,498,622)	7,498,383	1.30
$140,000,000	5/26/2016	U.S. Treasury bills, 0.275% (Amortized cost of $139,921,931)	139,962,084	24.27

Total U.S. Government Securities			$497,400,002	86.26%

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	510	$30,126	0.01%
Energy	75	(7,647)	(0.00)	*
Grains	95	(17,551)	(0.00)	*
Indices	2,628	1,099,760	0.18
Interest Rates U.S.	614	(610,774)	(0.10)
Interest Rates Non-U.S.	19,410	(3,062,521)	(0.51)
Livestock	3	160	0.00	*
Softs	311	64,286	0.01

Total futures contracts purchased		(2,504,161)	(0.41)

Futures Contracts Sold
Currencies	4,548	3,922,263	0.65
Energy	2,317	1,273,340	0.21
Grains	2,492	2,035,524	0.34
Indices	1,710	(453,830)	(0.08)
Interest Rates U.S.	122	(3,016)	(0.00)	*
Interest Rates Non-U.S.	556	(29,705)	(0.00)	*
Livestock	394	(660,400)	(0.11)
Metals	1,441	2,011,420	0.33
Softs	544	(202,058)	(0.03)

Total futures contracts sold		7,893,538	1.31

Net unrealized appreciation on open futures contracts		$5,389,377	0.90%

Unrealized Appreciation on Open Forward Contracts
Currencies	$285,098,551	$3,394,312	0.56%
Metals	492	1,854,557	0.31

Total unrealized appreciation on open forward contracts		5,248,869	0.87

Unrealized Depreciation on Open Forward Contracts
Currencies	$245,182,550	(4,880,125)	(0.81)
Metals	353	(637,978)	(0.11)

Total unrealized depreciation on open forward contracts		(5,518,103)	(0.92)

Net unrealized depreciation on open forward contracts		$(269,234)	(0.05)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$128,000,000	1/21/2016	U.S. Treasury bills, 0.19% (Amortized cost of $127,981,084)	$127,991,600	21.23%
$345,000,000	2/11/2016	U.S. Treasury bills, 0.125% (Amortized cost of $344,890,990)	344,958,744	57.20

Total U.S. Government Securities			$472,950,344	78.43%

* Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Investment Income:
Interest income	$341,464	$14,330

Expenses:
Clearing fees	166,861	192,952
Professional fees	20,523	38,075

Total expenses	187,384	231,027

Net investment income (loss)	154,080	(216,697)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	21,048,317	65,925,832
Net change in unrealized gains (losses) on open contracts	1,456,772	(2,682,038)

Total trading results	22,505,089	63,243,794

Net income (loss)	22,659,169	63,027,097
Subscriptions - Limited Partners	8,720,457	16,883,573
Redemptions - Limited Partners	(57,703,322)	(66,259,869)
Distribution of interest income to feeder funds	(76,412)	(14,330)

Net increase (decrease) in Partners’ Capital	(26,400,108)	13,636,471
Partners’ Capital, beginning of period	603,041,370	697,801,812

Partners’ Capital, end of period	$576,641,262	$711,438,283

Net asset value per Redeemable Unit (149,258.1324 and 181,860.1373 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$3,863.38	$3,912.01

Net income (loss) per Redeemable Unit*	$140.87	$341.80

Weighted average Redeemable Units outstanding	157,072.6376	189,969.1329

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016			2015
Per Redeemable Unit Performance (for unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$51.09	$47.94	$48.62	$131.99	$122.66	$123.64
Net investment loss	(16.60)	(11.43)	(9.05)	(40.40)	(33.29)	(30.98)

Increase (decrease) for the period	34.49	36.51	39.57	91.59	89.37	92.66
Net asset value per Redeemable Unit, beginning of period	1,351.03	1,270.21	1,289.37	1,379.28	1,280.58	1,290.15

Net asset value per Redeemable Unit, end of period	$1,385.52	$1,306.72	$1,328.94	$1,470.87	$1,369.95	$1,382.81

	Three Months Ended March 31,
	2016			2015
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.8)%	(3.5)%	(2.7)%	(6.6)%	(5.2)%	(4.5)%
Operating expenses	5.0%	3.7%	2.9%	5.0%	3.6%	2.9%
Incentive fees	-%	-%	-%	1.6%	1.6%	1.6%

Total expenses	5.0%	3.7%	2.9%	6.6%	5.2%	4.5%

Total return:
Total return before incentive fees	2.6%	2.9%	3.1%	8.2%	8.6%	8.8%
Incentive fees	-%	-%	-%	(1.6)%	(1.6)%	(1.6)%

Total return after incentive fees	2.6%	2.9%	3.1%	6.6%	7.0%	7.2%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).
***	Interest income allocated from Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2016	2015
Per Redeemable Unit Performance (for unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$139.85	$342.98
Net investment income (loss)	1.02	(1.18)

Increase (decrease) for the period	140.87	341.80
Distribution of interest income to feeder funds	(0.50)	(0.08)
Net asset value per Redeemable Unit, beginning of period	3,723.01	3,570.29

Net asset value per Redeemable Unit, end of period	$3,863.38	$3,912.01

	Three Months Ended
	March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.1%	(0.1)%

Operating expenses	0.1%	0.1%

Total return	3.8%	9.6%

*

Net investment income (loss) per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized.
***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

4. Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown on the Statements of Income.

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Master’s limited partners, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2016 and 2015 was 39,982 and 49,401, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended March 31, 2016 and 2015 was 708 and 1,030, respectively. The average notional value of currency forward contracts traded by the Master during the three months ended March 31, 2016 and 2015 was $592,425,746 and $568,832,699, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
March 31, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$19,063,193	$(17,227,533)	$1,835,660	$-	$-	$1,835,660
Forwards	9,325,295	(4,717,323)	4,607,972	-	-	4,607,972

Total assets	$28,388,488	$(21,944,856)	$6,443,632	$-	$-	$6,443,632

Liabilities
Futures	$(17,227,533)	$17,227,533	$-	$-	$-	$-
Forwards	(4,717,323)	4,717,323	-	-	-	-

Total liabilities	$(21,944,856)	$21,944,856	$-	$-	$-	$-

Net fair value						$6,443,632	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$17,800,660	$(12,411,283)	$5,389,377	$-	$-	$5,389,377
Forwards	5,248,869	(5,248,869)	-	-	-	-

Total assets	$23,049,529	$(17,660,152)	$5,389,377	$-	$-	$5,389,377

Liabilities
Futures	$(12,411,283)	$12,411,283	$-	$-	$-	$-
Forwards	(5,518,103)	5,248,869	(269,234)	-	-	(269,234)

Total liabilities	$(17,929,386)	$17,660,152	$(269,234)	$-	$-	$(269,234)

Net fair value						$5,120,143	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

	March 31,
	2016

Assets
Futures Contracts
Currencies	$1,125,365
Energy	980,574
Grains	1,342,080
Indices	3,542,826
Interest Rates U.S.	234,235
Interest Rates Non-U.S.	11,289,677
Livestock	220,940
Metals	136,302
Softs	191,194

Total unrealized appreciation on open futures contracts	19,063,193

Liabilities
Futures Contracts
Currencies	(7,134,250)
Energy	(807,301)
Grains	(1,226,924)
Indices	(3,887,813)
Interest Rates U.S.	(1,711,680)
Interest Rates Non-U.S.	(794,448)
Livestock	(118,330)
Metals	(736,510)
Softs	(810,277)

Total unrealized depreciation on open futures contracts	(17,227,533)

Net unrealized appreciation on open futures contracts	$1,835,660	*

Assets
Forward Contracts
Currencies	$9,034,917
Metals	290,378

Total unrealized appreciation on open forward contracts	9,325,295

Liabilities
Forward Contracts
Currencies	(3,116,575)
Metals	(1,600,748)

Total unrealized depreciation on open forward contracts	(4,717,323)

Net unrealized appreciation on open forward contracts	$4,607,972	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

	December 31,
	2015

Assets
Futures Contracts
Currencies	$4,375,005
Energy	3,059,034
Grains	2,067,358
Indices	2,758,533
Interest Rates U.S.	7,546
Interest Rates Non-U.S.	3,038,265
Livestock	31,455
Metals	2,228,435
Softs	235,029

Total unrealized appreciation on open futures contracts	17,800,660

Liabilities
Futures Contracts
Currencies	(422,616)
Energy	(1,793,341)
Grains	(49,385)
Indices	(2,112,603)
Interest Rates U.S.	(621,336)
Interest Rates Non-U.S.	(6,130,491)
Livestock	(691,695)
Metals	(217,015)
Softs	(372,801)

Total unrealized depreciation on open futures contracts	(12,411,283)

Net unrealized appreciation on open futures contracts	$5,389,377	*

Assets
Forward Contracts
Currencies	$3,394,312
Metals	1,854,557

Total unrealized appreciation on open forward contracts	5,248,869

Liabilities
Forward Contracts
Currencies	(4,880,125)
Metals	(637,978)

Total unrealized depreciation on open forward contracts	(5,518,103)

Net unrealized depreciation on open forward contracts	$(269,234)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31
	2016		2015
Sector
Currencies	$(4,448,739)		$20,012,145
Energy	6,312,384		1,148,637
Grains	(38,929)		(1,886,856)
Indices	(6,778,692)		19,197,215
Interest Rates U.S.	6,964,820		13,190,164
Interest Rates Non-U.S.	36,286,973		13,125,238
Livestock	472,355		782,435
Metals	(16,367,259)		(5,912,321)
Softs	102,176		3,587,137

Total	$22,505,089	***	$63,243,794	***

***	This amount is included in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The fair value of exchange-traded futures and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$497,400,002	$-	$497,400,002	$-
Futures	19,063,193	19,063,193	-	-
Forwards	9,325,295	290,378	9,034,917	-

Total assets	$525,788,490	$19,353,571	$506,434,919	$-

Liabilities
Futures	$17,227,533	$17,227,533	$-	$-
Forwards	4,717,323	1,600,748	3,116,575	-

Total liabilities	$21,944,856	$18,828,281	$3,116,575	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$472,950,344	$-	$472,950,344	$-
Futures	17,800,660	17,800,660	-	-
Forwards	5,248,869	1,854,557	3,394,312	-

Total assets	$495,999,873	$19,655,217	$476,344,656	$-

Liabilities
Futures	$12,411,283	$12,411,283	$-	$-
Forwards	5,518,103	637,978	4,880,125	-

Total liabilities	$17,929,386	$13,049,261	$4,880,125	$-

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 21.8% to 28.3% of the Master’s contracts are traded OTC.

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

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statement of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and forward contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

7. Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2016.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, Partnership capital increased 3.7% from $225,699,151 to $234,065,448. This increase was attributable to subscriptions for 6,167.2670 Redeemable Units of Class A totaling $8,720,457 and net income of $5,849,270. This increase was partially offset by redemptions of 4,341.3550 Redeemable Units of Class A totaling $6,203,430.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2016, the Master’s capital decreased 4.4% from $603,041,370 to $576,641,262. This decrease was attributable to redemptions of 14,946.9058 units totaling $57,703,322 and distributions of interest income to feeder funds totaling $76,412. This decrease was partially offset by subscriptions of 2,228.3922 units totaling $8,720,457 and net income of $22,659,169. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 to the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on closed contracts and net change in unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2016, the net asset value per Redeemable Unit for Class A increased 2.6% from $1,351.03 to $1,385.52, as compared to an increase of 6.6% in the first quarter of 2015. During the Partnership’s first quarter of 2016, the net asset value per Redeemable Unit for Class D increased 2.9% from $1,270.21 to $1,306.72, as compared to an increase of 7.0% in the first quarter of 2015. During the Partnership’s first quarter of 2016, the net asset value per Redeemable Unit for Class Z increased 3.1% from $1,289.37 to $1,328.94, as compared to an increase of 7.2% in the first quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2016 of $8,576,863. Gains were primarily attributable to the Master’s trading of commodity futures in energy, U.S and non-U.S. interest rates, livestock and softs, and were partially offset by losses in currencies, grains, indices and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2015 of $20,293,440. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non U.S. interest rates, livestock and softs, and were partially offset by losses in grains and metals.

The most significant gains were achieved within the global interest rate markets during January and February from long positions in European and U.S. fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Within the energy complex, gains were recorded during January from short positions in crude oil and its related products as prices slumped after the OPEC nations failed to agree to curb production. Additional gains in the energy sector were achieved during February from short positions in natural gas futures as prices declined as mild weather throughout much of the U.S. curbed heating demand from homes and businesses. Gains within the agricultural markets were recorded during February from short positions in wheat and corn futures as prices slumped after the U.S. Department of Agriculture raised its estimates for global grain inventories to an all-time high for 2016. Falling consumption in China and India also added to the pressure of a growing global grain surplus. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during January and February from short positions in gold and silver futures as prices advanced after a weakening U.S. dollar reignited demand for the precious metals. Within the global stock index markets, losses were experienced during March from short positions in Asian and European equity index futures as rising commodity prices buoyed global stocks. Additional losses were incurred within the currency markets primarily during March from short position in the euro and British pound versus the U.S. dollar as the relative value of the dollar weakened following dovish comments from U.S. Federal Reserve Chair Janet Yellen that pushed out expectations for the U.S. central bank’s next interest rate hike.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on Treasury bills and/or money market mutual fund securities will be retained by the Partnership and/or Master, as applicable. Interest income allocated from the Master for the three months ended March 31, 2016 increased by $129,948, as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016, as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account (2) the amount of Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Master and (3) interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2016 increased by $62,560, as compared to the corresponding period in 2015. The increase in ongoing selling agent fees is due to higher average net assets per Class during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Management fees are calculated as a percentage of the Partnership’s net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2016 increased by $57,941, as compared to the corresponding period in 2015. The increase in management fees is due to higher average net assets per Class during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

General Partner fees (formerly, administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2016 increased by $38,625, as compared to the corresponding period in 2015. The increase in General Partner fees is due to higher average net assets per Class during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. Incentive fees borne by the Partnership for the three months ended March 31, 2016 and 2015 were $0 and $3,535,100, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, the Master’s total capitalization was $576,641,262 and the Partnership owned approximately 40.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2016 was as follows:

March 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$26,385,425	4.58%	$42,598,786	$26,385,425	$31,767,892
Energy	4,651,257	0.81	9,165,346	4,651,257	6,135,762
Grains	2,991,612	0.52	4,040,676	2,926,518	3,352,882
Indices	17,937,504	3.11	18,586,082	15,402,673	17,124,163
Interest Rates U.S.	7,860,526	1.36	9,700,222	4,197,547	8,725,264
Interest Rates Non-U.S.	9,581,214	1.66	11,518,131	8,160,875	10,092,031
Livestock	839,768	0.15	882,833	721,875	811,745
Metals	2,833,869	0.49	8,129,524	2,551,532	4,358,890
Softs	1,329,342	0.23	1,329,342	1,074,232	1,229,976

Total	$74,410,517	12.91%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, there were subscriptions for 6,167.2670 Redeemable Units of Class A totaling $8,720,457. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	2,488.5790	$1,421.26	N/A	N/A
February 1, 2016 - February 29, 2016	1,313.6210	$1,461.23	N/A	N/A
March 1, 2016 - March 31, 2016	539.1550	$1,385.52	N/A	N/A
	4,341.3550	$1,428.92

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

Item 3. Defaults Upon Senior Securities – None.

Item 4. Mine Safety Disclosures – Not Applicable.

Item 5. Other Information – None.

Item 6. Exhibits

3.1	(a)	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York, dated November 1, 2005 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

	(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 27, 2012 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2012 and incorporated herein by reference).

	(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(f) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	(a)	Fourth Amended and Restated Limited Partnership Agreement, dated November 29, 2012 (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on December 5, 2012 and incorporated herein by reference).

	(b)	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement of the Partnership, dated December 30, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 6, 2016 and incorporated herein by reference).

10.1	(a)	Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(b)	U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.2		Amended and Restated Management Agreement among the Partnership, the General Partner and the Advisor, dated July 3, 2014 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 9, 2014 and incorporated herein by reference).

10.3	(a)	Agency Agreement between the Partnership, the General Partner and Citigroup Global Markets Inc., effective February 1, 2007 (filed as Exhibit 10.3 to the General Form for Registration of Securities on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

	(b)	Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2011 and incorporated herein by reference).

10.5		Form of Third Party Subscription Agreement for Credit Suisse Securities (USA) LLC (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Subscription Agreement for Morgan Stanley Smith Barney LLC (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.7	(a)	Subscription Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley & Co. Incorporated, dated July 25, 2007 (filed as Exhibit 10.8(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2012 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8		Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and the Administrator, effective March 31, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	—	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER ABINGDON L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 12, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 12, 2016