Form 10-Q
period 2016-06-30
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2016-08-11
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes       No X

As of July 31, 2016, there were 158,528.7262 Limited Partnership Redeemable Units of Class A outstanding, 14,179.1386 Limited Partnership Redeemable Units of Class D outstanding and 471.4422 Limited Partnership Redeemable Units of Class Z outstanding.

MANAGED FUTURES PREMIER ABINGDON L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Investment in the Master(1) , at fair value	$247,741,461	$234,617,857
Cash at MS&Co.	283,174	329,610
Cash at bank	607	-

Total assets	$248,025,242	$234,947,467

Liabilities and Partners’ Capital
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$388,160	$367,700
Management fees	309,278	292,913
General Partner fees	206,185	195,275
Professional fees	214,905	249,711
Redemptions payable to Limited Partners	500,969	8,142,717

Total liabilities	1,619,497	9,248,316

Partners’ Capital:
General Partner, Class A, 0.0000 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	-	-
General Partner, Class D, 0.0000 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	-	-
General Partner, Class Z, 1,909.7640 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	2,599,029	2,462,400
Limited Partners, Class A, 158,825.6532 and 151,491.9322 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	224,226,599	204,669,817
Limited Partners, Class D, 14,179.1386 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	18,938,524	18,010,427
Limited Partners, Class Z, 471.4422 and 431.6102 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	641,593	556,507

Total partners’ capital (net asset value)	246,405,745	225,699,151

Total liabilities and partners’ capital	$248,025,242	$234,947,467

Class A, net asset value per Redeemable Unit	$1,411.78	$1,351.03

Class D, net asset value per Redeemable Unit	$1,335.66	$1,270.21

Class Z, net asset value per Redeemable Unit	$1,360.92	$1,289.37

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income:
Interest income allocated from the Master	$133,684	$3,443	$267,552	$7,363

Expenses:
Expenses allocated from the Master	77,654	85,391	152,911	159,869
Ongoing selling agent fees	1,114,162	1,055,958	2,245,468	2,124,704
Management fees	887,842	843,820	1,790,803	1,688,840
General Partner fees	591,896	562,547	1,193,868	1,125,894
Incentive fees	-	-	-	3,535,100
Professional fees	148,682	86,001	298,647	152,347

Total expenses	2,820,236	2,633,717	5,681,697	8,786,754

Net investment loss	(2,686,552)	(2,630,274)	(5,414,145)	(8,779,391)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(8,635,318)	(13,337,481)	(224,926)	8,431,438
Net change in unrealized gains (losses) on open contracts allocated from the Master	16,092,916	(8,737,817)	16,259,387	(10,213,296)

Total trading results	7,457,598	(22,075,298)	16,034,461	(1,781,858)

Net income (loss)	$4,771,046	$(24,705,572)	$10,620,316	$(10,561,249)

Net income (loss) allocation by Class:
Class A	$4,282,574	$(22,449,824)	$9,521,410	$(9,463,728)

Class D	$410,293	$(1,940,524)	$928,097	$(975,615)

Class Z	$78,179	$(315,224)	$170,809	$(121,906)

Net asset value per Redeemable Unit:
Class A (158,825.6532 and 148,264.9242 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$1,411.78	$1,319.79	$1,411.78	$1,319.79

Class D (14,179.1386 Redeemable Units outstanding at June 30, 2016 and 2015)	$1,335.66	$1,233.09	$1,335.66	$1,233.09

Class Z (2,381.2062 and 2,341.3742 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$1,360.92	$1,247.01	$1,360.92	$1,247.01

Net income (loss) per Redeemable Unit*
Class A	$26.26	$(151.08)	$60.75	$(59.49)

Class D	$28.94	$(136.86)	$65.45	$(47.49)

Class Z	$31.98	$(135.80)	$71.55	$(43.14)

Weighted average Redeemable Units outstanding
Class A	158,195.9512	148,823.4815	155,753.8032	145,224.0905

Class D	14,179.1386	14,179.1386	14,179.1386	12,481.7491

Class Z	2,360.0402	2,315.9455	2,350.7072	2,201.1134

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$204,669,817	151,491.9322	$18,010,427	14,179.1386	$3,018,907	2,341.3742	$225,699,151	168,012.4450
Subscriptions - Limited Partners	20,580,043	14,895.3090	-	-	50,906	39.8320	20,630,949	14,935.1410
Net income (loss)	9,521,410	-	928,097	-	170,809	-	10,620,316	-
Redemptions - Limited Partners	(10,544,671)	(7,561.5880)	-	-	-	-	(10,544,671)	(7,561.5880)

Partners’ Capital, June 30, 2016	$224,226,599	158,825.6532	$18,938,524	14,179.1386	$3,240,622	2,381.2062	$246,405,745	175,385.9980

Partners’ Capital, December 31, 2014	$184,633,894	133,862.9462	$13,739,779	10,729.3656	$2,691,616	2,086.2812	$201,065,289	146,678.5930
Subscriptions - Limited Partners	28,544,303	20,195.8390	4,720,000	3,449.7730	50,000	38.1430	33,314,303	23,683.7550
Subscriptions - General Partner	-	-	-	-	300,000	216.9500	300,000	216.9500
Net income (loss)	(9,463,728)	-	(975,615)	-	(121,906)	-	(10,561,249)	-
Redemptions - Limited Partners	(8,035,657)	(5,793.8610)	-	-	-	-	(8,035,657)	(5,793.8610)

Partners’ Capital, June 30, 2015	$195,678,812	148,264.9242	$17,484,164	14,179.1386	$2,919,710	2,341.3742	$216,082,686	164,785.4370

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

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2016.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12th of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

At June 30, 2016 and December 31, 2015, the Partnership owned approximately 42.9% and 38.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

The Partnership has also entered into a selling agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management is paid a monthly ongoing selling agent fee at the rates described above. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Class A and/or Class D Redeemable Units.

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

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015 and changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment: The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Redeemable Unit, as a practical expedient, as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5, “Fair Value Measurements.”

Master’s Investments: All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Master’s Cash: The Master’s cash includes cash denominated in foreign currencies of $3,578,455 (cost of $3,563,688) and $15,762,494 (cost of $15,855,406) as of June 30, 2016 and December 31, 2015, respectively.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2016 and 2015 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $456,737,623 and $472,872,074 at June 30, 2016 and December 31, 2015, respectively)	$456,892,688	$472,950,344
Cash at MS&Co.	12,764,389	25,746,373
Cash margin	63,688,189	99,262,577
Net unrealized appreciation on open futures contracts	39,683,773	5,389,377
Net unrealized appreciation on open forward contracts	4,105,053	-

Total equity in trading account	577,134,092	603,348,671
Cash at bank	607	-

Total assets	$577,134,699	$603,348,671

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$269,234
Accrued expenses:
Professional fees	45,523	38,067

Total liabilities	45,523	307,301

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	-	-
Limited Partners, 144,872.0830 and 161,976.6460 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	577,089,176	603,041,370

Total liabilities and partners’ capital	$577,134,699	$603,348,671

Net asset value per Redeemable Unit	$3,983.44	$3,723.01

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,150	$2,809,789	0.49%
Grains	736	1,134,183	0.20
Indices	1,645	1,524,288	0.26
Interest Rates U.S.	1,712	9,769,086	1.69
Interest Rates Non-U.S.	20,163	15,905,199	2.76
Livestock	221	42,290	0.01
Metals	527	2,783,845	0.48
Softs	393	342,689	0.06

Total futures contracts purchased		34,311,369	5.95

Futures Contracts Sold
Currencies	2,161	6,848,931	1.19
Energy	497	(483,582)	(0.08)
Grains	705	1,366,670	0.23
Indices	696	(585,430)	(0.10)
Interest Rates U.S.	920	(1,393,282)	(0.24)
Interest Rates Non-U.S.	142	(17,466)	(0.00) *
Livestock	290	107,378	0.02
Metals	62	(158,905)	(0.03)
Softs	429	(311,910)	(0.06)

Total futures contracts sold		5,372,404	0.93

Net unrealized appreciation on open futures contracts		$39,683,773	6.88%

Unrealized Appreciation on Open Forward Contracts
Currencies	$307,886,860	$8,990,284	1.55%
Metals	482	1,189,365	0.21

Total unrealized appreciation on open forward contracts		10,179,649	1.76

Unrealized Depreciation on Open Forward Contracts
Currencies	$226,275,721	(3,862,879)	(0.67)
Metals	740	(2,211,717)	(0.38)

Total unrealized depreciation on open forward contracts		(6,074,596)	(1.05)

Net unrealized appreciation on open forward contracts		$4,105,053	0.71%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.205%
$ 27,000,000	7/7/2016	(Amortized cost of $26,992,159)	$26,999,696	4.68%
		U.S. Treasury bills, 0.265%
$ 140,000,000	8/11/2016	(Amortized cost of $139,926,831)	139,969,306	24.25
		U.S. Treasury bills, 0.29%
$ 260,000,000	8/11/2016	(Amortized cost of $259,836,633)	259,942,998	45.04
		U.S. Treasury bills, 0.24%
$ 30,000,000	9/29/2016	(Amortized cost of $29,982,000)	29,980,688	5.20

Total U.S. Government Securities			$456,892,688	79.17%

*	Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	510	$30,126	0.01%
Energy	75	(7,647)	(0.00) *
Grains	95	(17,551)	(0.00) *
Indices	2,628	1,099,760	0.18
Interest Rates U.S.	614	(610,774)	(0.10)
Interest Rates Non-U.S.	19,410	(3,062,521)	(0.51)
Livestock	3	160	0.00 *
Softs	311	64,286	0.01

Total futures contracts purchased		(2,504,161)	(0.41)

Futures Contracts Sold
Currencies	4,548	3,922,263	0.65
Energy	2,317	1,273,340	0.21
Grains	2,492	2,035,524	0.34
Indices	1,710	(453,830)	(0.08)
Interest Rates U.S.	122	(3,016)	(0.00) *
Interest Rates Non-U.S.	556	(29,705)	(0.00) *
Livestock	394	(660,400)	(0.11)
Metals	1,441	2,011,420	0.33
Softs	544	(202,058)	(0.03)

Total futures contracts sold		7,893,538	1.31

Net unrealized appreciation on open futures contracts		$5,389,377	0.90%

Unrealized Appreciation on Open Forward Contracts
Currencies	$285,098,551	$3,394,312	0.56%
Metals	492	1,854,557	0.31

Total unrealized appreciation on open forward contracts		5,248,869	0.87

Unrealized Depreciation on Open Forward Contracts
Currencies	$245,182,550	(4,880,125)	(0.81)
Metals	353	(637,978)	(0.11)

Total unrealized depreciation on open forward contracts		(5,518,103)	(0.92)

Net unrealized depreciation on open forward contracts		$(269,234)	(0.05)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.19%
$ 128,000,000	1/21/2016	(Amortized cost of $127,981,084)	$127,991,600	21.23%
		U.S. Treasury bills, 0.125%
$ 345,000,000	2/11/2016	(Amortized cost of $344,890,990)	344,958,744	57.20

Total U.S. Government Securities			$472,950,344	78.43%

* Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$319,721	$11,695	$661,185	$26,025

Expenses:
Clearing fees	161,803	219,450	328,664	412,402
Professional fees	20,520	27,027	41,043	65,102

Total expenses	182,323	246,477	369,707	477,504

Net investment income (loss)	137,398	(234,782)	291,478	(451,479)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(20,269,506)	(38,258,932)	778,811	27,666,900
Net change in unrealized gains (losses) on open contracts	37,319,590	(25,643,607)	38,776,362	(28,325,645)

Total trading results	17,050,084	(63,902,539)	39,555,173	(658,745)

Net income (loss)	17,187,482	(64,137,321)	39,846,651	(1,110,224)
Subscriptions - Limited Partners	12,010,492	21,423,134	20,730,949	38,306,707
Redemptions - Limited Partners	(28,701,797)	(41,897,509)	(86,405,119)	(108,157,378)
Distribution of interest income to feeder funds	(48,263)	(11,695)	(124,675)	(26,025)

Net increase (decrease) in Partners’ Capital	447,914	(84,623,391)	(25,952,194)	(70,986,920)
Partners’ Capital, beginning of period	576,641,262	711,438,283	603,041,370	697,801,812

Partners’ Capital, end of period	$577,089,176	$626,814,892	$577,089,176	$626,814,892

Net asset value per Redeemable Unit (144,872.0830 and 176,513.8464 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$3,983.44	$3,551.08	$3,983.44	$3,551.08

Net income (loss) per Redeemable Unit*	$120.39	$(360.86)	$261.27	$(19.06)

Weighted average Redeemable Units outstanding	145,876.3773	181,548.6669	148,983.3565	185,758.8999

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements (Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016			2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$42.13	$39.90	$40.68	$(134.62)	$(125.52)	$(126.76)
Net investment loss	(15.87)	(10.96)	(8.70)	(16.46)	(11.34)	(9.04)

Increase (decrease) for the period	26.26	28.94	31.98	(151.08)	(136.86)	(135.80)
Net asset value per Redeemable Unit, beginning of period	1,385.52	1,306.72	1,328.94	1,470.87	1,369.95	1,382.81

Net asset value per Redeemable Unit, end of period	$1,411.78	$1,335.66	$1,360.92	$1,319.79	$1,233.09	$1,247.01

	Six Months Ended June 30,
	2016			2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$93.22	$87.84	$89.30	$(2.63)	$(2.86)	$(3.12)
Net investment loss	(32.47)	(22.39)	(17.75)	(56.86)	(44.63)	(40.02)

Increase (decrease) for the period	60.75	65.45	71.55	(59.49)	(47.49)	(43.14)
Net asset value per Redeemable Unit, beginning of period	1,351.03	1,270.21	1,289.37	1,379.28	1,280.58	1,290.15

Net asset value per Redeemable Unit, end of period	$1,411.78	$1,335.66	$1,360.92	$1,319.79	$1,233.09	$1,247.01

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2016						2015
	Class A		Class D		Class Z		Class A		Class D		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.7	) %	(3.4	) %	(2.7	) %	(4.8	) %	(3.7	) %	(2.9	) %
Operating expenses	5.0%		3.6%		2.9%		4.8%		3.7%		2.9%
Incentive fees	-%		-%		-%		-%			%		%

Total expenses	5.0		3.6		2.9%		4.8%		3.7%		2.9%

Total return:
Total return before incentive fees	1.9%		2.2%		2.4%		(10.3	) %	(10.0	) %	(9.8	) %
Incentive fees	-%		-%		-%		-%		-%		-%

Total return after incentive fees	1.9%		2.2%		2.4%		(10.3	) %	(10.0	) %	(9.8	) %

	Six Months Ended June 30,
	2016						2015
	Class A		Class D		Class Z		Class A		Class D		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.8	) %	(3.4	) %	(2.7	) %	(6.6) %		(5.1	) %	(4.5	) %
Operating expenses	5.0%		3.7%		2.9%		5.0%		3.7%		2.9%
Incentive fees	-%		-%		-%		1.6%		1.4%		1.6%

Total expenses	5.0%		3.7%		2.9%		6.6%		5.1%		4.5%

Total return:
Total return before incentive fees	4.5%		5.2%		5.5%		(2.7)%		(2.3	) %	(1.7	) %
Incentive fees	-%		-%		-%		(1.6)%		(1.4	) %	(1.6	) %

Total return after incentive fees	4.5%		5.2%		5.5%		(4.3)%		(3.7	) %	(3.3	) %

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).
***	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$119.45	$(359.54)	$259.31	$(16.56)
Net investment income (loss)	0.94	(1.32)	1.96	(2.50)

Increase (decrease) for the period	120.39	(360.86)	261.27	(19.06)
Distribution of interest income to feeder funds	(0.33)	(0.07)	(0.84)	(0.15)
Net asset value per Redeemable Unit, beginning of period	3,863.38	3,912.01	3,723.01	3,570.29

Net asset value per Redeemable Unit, end of period	$3,983.44	$3,551.08	$3,983.44	$3,551.08

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.1%	(0.1)%	0.1%	(0.1)%

Operating expenses	0.1%	0.1%	0.1%	0.1%

Total return	3.1%	(9.2)%	7.0%	(0.5)%

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

4. Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro- rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2016 and 2015 was 31,670 and 47,675, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2016 and 2015 was 35,826 and 48,538, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended June 30, 2016 and 2015 was 930 and 1,380, respectively. The monthly average number of metals forward contracts traded by the Master during the six months ended June 30, 2016 and 2015 was 819 and 1,205, respectively. The average notional value of currency forward contracts traded by the Master during the three months ended June 30, 2016 and 2015 was $613,596,023 and $602,291,493, respectively. The average notional value of currency forward contracts traded by the Master during the six months ended June 30, 2016 and 2015 was $603,010,884 and $585,562,096, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
June 30, 2016				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$44,201,887	$(4,518,114)	$39,683,773	$-	$-	$39,683,773
Forwards	10,179,649	(6,074,596)	4,105,053	-	-	4,105,053

Total assets	$54,381,536	$(10,592,710)	$43,788,826	$-	$-	$43,788,826

Liabilities
Futures	$(4,518,114)	$4,518,114	$-	$-	$-	$-
Forwards	(6,074,596)	6,074,596	-	-	-	-

Total liabilities	$(10,592,710)	$10,592,710	$-	$-	$-	$-

Net fair value						$43,788,826*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2015				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$17,800,660	$(12,411,283)	$5,389,377	$-	$-	$5,389,377
Forwards	5,248,869	(5,248,869)	-	-	-	-

Total assets	$23,049,529	$(17,660,152)	$5,389,377	$-	$-	$5,389,377

Liabilities
Futures	$(12,411,283)	$12,411,283	$-	$-	$-	$-
Forwards	(5,518,103)	5,248,869	(269,234)	-	-	(269,234)

Total liabilities	$(17,929,386)	$17,660,152	$(269,234)	$-	$-	$(269,234)

Net fair value						$5,120,143*

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016
Assets
Futures Contracts
Currencies	$10,130,251
Energy	161,783
Grains	2,782,904
Indices	1,729,358
Interest Rates U.S.	9,791,039
Interest Rates Non-U.S.	15,951,118
Livestock	297,763
Metals	2,790,945
Softs	566,726

Total unrealized appreciation on open futures contracts	44,201,887

Liabilities
Futures Contracts
Currencies	(471,531)
Energy	(645,365)
Grains	(282,051)
Indices	(790,500)
Interest Rates U.S.	(1,415,235)
Interest Rates Non-U.S.	(63,385)
Livestock	(148,095)
Metals	(166,005)
Softs	(535,947)

Total unrealized depreciation on open futures contracts	(4,518,114)

Net unrealized appreciation on open futures contracts	$39,683,773	*

Assets
Forward Contracts
Currencies	$8,990,284
Metals	1,189,365

Total unrealized appreciation on open forward contracts	10,179,649

Liabilities
Forward Contracts
Currencies	(3,862,879)
Metals	(2,211,717)

Total unrealized depreciation on open forward contracts	(6,074,596)

Net unrealized appreciation on open forward contracts	$4,105,053	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Currencies	$4,375,005
Energy	3,059,034
Grains	2,067,358
Indices	2,758,533
Interest Rates U.S.	7,546
Interest Rates Non-U.S.	3,038,265
Livestock	31,455
Metals	2,228,435
Softs	235,029

Total unrealized appreciation on open futures contracts	17,800,660

Liabilities
Futures Contracts
Currencies	(422,616)
Energy	(1,793,341)
Grains	(49,385)
Indices	(2,112,603)
Interest Rates U.S.	(621,336)
Interest Rates Non-U.S.	(6,130,491)
Livestock	(691,695)
Metals	(217,015)
Softs	(372,801)

Total unrealized depreciation on open futures contracts	(12,411,283)

Net unrealized appreciation on open futures contracts	$5,389,377	*

Assets
Forward Contracts
Currencies	$3,394,312
Metals	1,854,557

Total unrealized appreciation on open forward contracts	5,248,869

Liabilities
Forward Contracts
Currencies	(4,880,125)
Metals	(637,978)

Total unrealized depreciation on open forward contracts	(5,518,103)

Net unrealized depreciation on open forward contracts	$(269,234	) **

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Sector
Currencies	$11,775,135		$(15,988,636)		$7,326,396		$4,023,509
Energy	(8,127,874)		(13,347,908)		(1,815,490)		(12,199,271)
Grains	(1,900,206)		(4,676,952)		(1,939,135)		(6,563,808)
Indices	(8,019,293)		(9,362,567)		(14,797,985)		9,834,648
Interest Rates U.S.	8,199,514		(3,327,426)		15,164,334		9,862,738
Interest Rates Non-U.S.	14,164,170		(18,301,771)		50,451,143		(5,176,533)
Livestock	714,435		1,869		1,186,790		784,304
Metals	966,051		292,589		(15,401,208)		(5,619,732)
Softs	(721,848)		808,263		(619,672)		4,395,400

Total	$17,050,084	***	$(63,902,539)	***	$39,555,173	***	$(658,745)	***

***	This amount is included in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$456,892,688	$-	$456,892,688	$-
Futures	44,201,887	44,201,887	-	-
Forwards	10,179,649	1,189,365	8,990,284	-

Total assets	$511,274,224	$45,391,252	$465,882,972	$-

Liabilities
Futures	$4,518,114	$4,518,114	$-	$-
Forwards	6,074,596	2,211,717	3,862,879	-

Total liabilities	$10,592,710	$6,729,831	$3,862,879	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$472,950,344	$-	$472,950,344	$-
Futures	17,800,660	17,800,660	-	-
Forwards	5,248,869	1,854,557	3,394,312	-

Total assets	$495,999,873	$19,655,217	$476,344,656	$-

Liabilities
Futures	$12,411,283	$12,411,283	$-	$-
Forwards	5,518,103	637,978	4,880,125	-

Total liabilities	$17,929,386	$13,049,261	$4,880,125	$-

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 21.2% to 30.3% of the Master’s contracts are traded OTC.

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

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2016.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, Partnership capital increased 9.2% from $225,699,151 to $246,405,745. This increase was attributable to subscriptions for 14,895.3090 Redeemable Units of Class A totaling $20,580,043, subscriptions for 39.8320 Redeemable Units of Class Z totaling $50,906 and net income of $10,620,316. This increase was partially offset by redemptions of 7,561.5880 Redeemable Units of Class A totaling $10,544,671.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2016, the Master’s capital decreased 4.3% from $603,041,370 to $577,089,176. This decrease was attributable to redemptions of 22,493.2888 units totaling $86,405,119 and distributions of interest income to feeder funds totaling $124,675. This decrease was partially offset by subscriptions of 5,388.7258 units totaling $20,730,949 and net income of $39,846,651. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on closed contracts and net change in unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2016, the net asset value per Redeemable Unit for Class A increased 1.9% from $1,385.52 to $1,411.78, as compared to a decrease of 10.3% in the second quarter of 2015. During the Partnership’s second quarter of 2016, the net asset value per Redeemable Unit for Class D increased 2.2% from $1,306.72 to $1,335.66, as compared to a decrease of 10.0% in the second quarter of 2015. During the Partnership’s second quarter of 2016, the net asset value per Redeemable Unit for Class Z increased 2.4% from $1,328.94 to $1,360.92, as compared to a decrease of 9.8% in the second quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2016 of $7,457,598. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S and non-U.S. interest rates, livestock and metals, and were partially offset by losses in energy, grains, indices and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2015 of $22,075,298. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices and U.S. and non-U.S. interest rates, and were partially offset by gains in livestock, metals and softs.

The most significant gains were achieved within the global interest rate markets during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout surrounding the U.K.’s vote increased demand for the relative “safety” of government debt. Within the currency sector, gains were recorded during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Asian currency rallied amid increased investor demand for “safe-haven” assets. Additional currency gains were experienced during June from positions in the Brazilian real and British pound. Gains within the metals markets were achieved during June from long positions gold and silver futures as prices moved higher amid the economic turmoil caused by the U.K. referendum. A portion of the Partnership’s gains for the quarter were offset by losses incurred within the energy markets during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Additional losses were recorded during June from short positions in natural gas futures. Losses were experienced within the global stock index sector during June from long positions in U.S., European, and Asian equity index futures as prices fell amid uncertainty surrounding the economic situation in Europe. Additional losses within this sector were recorded during April from short positions in U.S., European, and European equity index futures as prices rallied early in the month amid signs of optimism about the global economy. Within the agricultural markets, losses were recorded during April from short positions in corn and soybean futures as prices advanced as severe drought conditions in Brazil threatened grain harvests.

During the Partnership’s six months ended June 30, 2016, the net asset value per Redeemable Unit for Class A increased 4.5% from $1,351.03 to $1,411.78, as compared to a decrease of 4.3% in the six months ended June 30, 2015. During the Partnership’s six months ended June 30, 2016, the net asset value per Redeemable Unit for Class D increased 5.2% from $1,270.21 to $1,335.66, as compared to a decrease of 3.7% in the six months ended June 30, 2015. During the Partnership’s six months ended June 30, 2016, the net asset value per Redeemable Unit for Class Z increased 5.5% from $1,289.37 to $1,360.92, as compared to a decrease of 3.3% in the six months ended June 30, 2015. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the six months ended June 30, 2016 of $16,034,461. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S and non-U.S. interest rates and livestock, and were partially offset by losses in energy, grains, indices, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2015 of $1,781,858. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, non-U.S. interest rates and metals, and were partially offset by gains in currencies, indices, U.S. interest rates, livestock and softs.

The most significant gains were achieved within the global interest rate markets during January and February from long positions in European and U.S. fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced during June from long positions in European and U.S. fixed income futures amid increased demand for stable assets as global risk assets roiled surrounding the U.K. Referendum vote. Within the currency sector, gains were recorded during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Asian currency rallied amid increased investor demand for “safe-haven” assets. Gains within the currency markets were also experienced during April from long positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar slid lower on the release of weaker-than-expected economic figures in the U.S. A portion of the Partnership’s gains during the first six months of the year was offset by losses incurred within the global stock index sector during March from short positions in Asian and European equity index futures as rising commodity prices buoyed global stocks. Losses within the global stock index markets were also recorded during June from positions in U.S and European equity index futures. Within the metals complex, losses were experienced during January and February from short positions in gold and silver futures as prices advanced after a weakening U.S. dollar reignited demand for the precious metals. Additional losses were incurred within the energy markets during March and April from short positions in crude oil and its related products as prices surged as U.S. oil rig counts continued to decline. Within the agricultural sector, losses were recorded during March and April from short positions in corn, wheat, and soybean futures as adverse weather conditions in South America threatened Brazilian and Argentinian grain harvests.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and/or money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2016 increased by $130,241 and $260,189, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Master, and (3) interest rates over which the Partnership, the Master and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2016 increased by $58,204 and $120,764, respectively, as compared to the corresponding periods in 2015. The increase in ongoing selling agent fees is due to higher average net assets per Class during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2016 increased by $44,022 and $101,963, respectively, as compared to the corresponding periods in 2015. The increase in management fees is due to higher average net assets per Class during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2016 increased by $29,349 and $67,974, respectively, as compared to the corresponding periods in 2015. The increase in General Partner fees is due to higher average net assets per Class during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. Incentive fees borne by the Partnership for the three and six months ended June 30, 2016 were $0. Incentive fees for the three and six months ended June 30, 2015 were $0 and $3,535,100, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by the Partnership and the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of June 30, 2016, the Master’s total capitalization was $577,089,176 and the Partnership owned approximately 42.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2016 was as follows:

June 30, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$22,899,975	3.97%	$27,918,295	$22,212,213	$24,224,155
Energy	1,453,279	0.25	4,416,149	1,148,413	1,947,054
Grains	2,285,587	0.40	2,876,320	2,129,164	2,252,025
Indices	10,799,248	1.87	19,527,015	10,596,963	16,091,465
Interest Rates U.S.	7,572,324	1.31	8,583,709	5,946,740	7,037,362
Interest Rates Non-U.S.	10,901,716	1.89	10,920,379	7,710,628	9,196,768
Livestock	636,570	0.11	938,273	623,700	638,220
Metals	5,656,569	0.98	6,065,349	2,614,164	4,667,008
Softs	$1,482,922	0.26	1,486,358	1,119,642	1,316,999

Total	$63,688,190	11.04%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2016, there were subscriptions for 8,728.0420 Redeemable Units of Class A totaling $11,859,586 and 39.8320 Redeemable Units of Class Z totaling $50,906. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	2,055.6930	$1,350.47	N/A	N/A
May 1, 2016 - May 31, 2016	809.6910	$1,314.23	N/A	N/A
June 1, 2016 - June 30, 2016	354.8490	$1,411.78	N/A	N/A
	3,220.2330	$1,348.11

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

Agency Agreement among the Partnership, the General Partner and Citigroup Global Markets Inc., effective February 1, 2007 (filed as Exhibit 10.3 to the General Form for Registration of Securities on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

(b)

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Smith Barley LLC (doing business as Morgan Stanley Wealth Management), dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.4

Selling Agreement among the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2011 and incorporated herein by reference).

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

(b)

Amendment No.5 to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4, 2012 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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

MANAGED FUTURES PREMIER ABINGDON L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	August 11, 2016

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date:	August 11, 2016