Form 10-Q
period 2016-09-30
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2016-11-10
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes     No X

As of October 31, 2016, there were 155,995.0922 Limited Partnership Redeemable Units of Class A outstanding, 13,940.1566 Limited Partnership Redeemable Units of Class D outstanding and 471.4422 Limited Partnership Redeemable Units of Class Z outstanding.

MANAGED FUTURES PREMIER ABINGDON L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Investment in the Master(1), at fair value	$238,239,216	$234,617,857
Cash at MS&Co.	284,227	329,610
Cash at bank	412	-

Total assets	$238,523,855	$234,947,467

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$373,069	$367,700
Management fees	297,417	292,913
General Partner fees	198,278	195,275
Professional fees	217,069	249,711
Redemptions payable to Limited Partners	1,897,953	8,142,717

Total liabilities	2,983,786	9,248,316

Partners’ Capital:
General Partner, Class A, 0.0000 Redeemable Units outstanding at September 30, 2016 and December 31, 2015	-	-
General Partner, Class D, 0.0000 Redeemable Units outstanding at September 30, 2016 and December 31, 2015	-	-
General Partner, Class Z, 1,909.7640 Redeemable Units outstanding at September 30, 2016 and December 31, 2015	2,536,270	2,462,400
Limited Partners, Class A, 156,196.7512 and 151,491.9322 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	214,115,227	204,669,817
Limited Partners, Class D, 14,037.6456 and 14,179.1386 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	18,262,471	18,010,427
Limited Partners, Class Z, 471.4422 and 431.6102 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	626,101	556,507

Total partners’ capital (net asset value)	235,540,069	225,699,151

Total liabilities and partners’ capital	$238,523,855	$234,947,467

Class A, net asset value per Redeemable Unit	$1,370.80	$1,351.03

Class D, net asset value per Redeemable Unit	$1,300.96	$1,270.21

Class Z, net asset value per Redeemable Unit	$1,328.05	$1,289.37

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income:
Interest income allocated from the Master	$158,555	$8,603	$426,107	$15,966

Expenses:
Expenses allocated from the Master	77,087	82,635	229,998	242,504
Ongoing selling agent fees	1,144,505	1,043,280	3,389,973	3,167,984
Management fees	912,187	833,535	2,702,990	2,522,375
General Partner fees	608,126	555,690	1,801,994	1,681,584
Incentive fees	-	-	-	3,535,100
Professional fees	152,326	167,024	450,973	319,371

Total expenses	2,894,231	2,682,164	8,575,928	11,468,918

Net investment loss	(2,735,676)	(2,673,561)	(8,149,821)	(11,452,952)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	12,563,321	(343,210)	12,338,395	8,088,228
Net change in unrealized gains (losses) on open contracts allocated from the Master	(16,886,403)	8,534,557	(627,016)	(1,678,739)

Total trading results	(4,323,082)	8,191,347	11,711,379	6,409,489

Net income (loss)	$(7,058,758)	$5,517,786	$3,561,558	$(5,043,463)

Net income (loss) allocation by Class:
Class A	$(6,489,217)	$4,936,254	$3,032,193	$(4,527,474)

Class D	$(491,290)	$493,483	$436,807	$(482,132)

Class Z	$(78,251)	$88,049	$92,558	$(33,857)

Net asset value per Redeemable Unit:
Class A (156,196.7512 and 147,705.6832 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$1,370.80	$1,352.80	$1,370.80	$1,352.80

Class D (14,037.6456 and 14,179.1386 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$1,300.96	$1,267.89	$1,300.96	$1,267.89

Class Z (2,381.2062 and 2,341.3742 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$1,328.05	$1,284.61	$1,328.05	$1,284.61

Net income (loss) per Redeemable Unit*
Class A	$(40.98)	$33.01	$19.77	$(26.48)

Class D	$(34.70)	$34.80	$30.75	$(12.69)

Class Z	$(32.87)	$37.60	$38.68	$(5.54)

Weighted average Redeemable Units outstanding
Class A	158,515.3729	149,543.8482	156,674.3264	146,664.0098

Class D	14,154.4719	14,179.1386	14,170.9164	13,047.5456

Class Z	2,381.2062	2,341.3742	2,360.8735	2,247.8670

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$204,669,817	151,491.9322	$18,010,427	14,179.1386	$3,018,907	2,341.3742	$225,699,151	168,012.4450
Subscriptions - Limited Partners	21,766,764	15,736.0000	-	-	50,906	39.8320	21,817,670	15,775.8320
Net income (loss)	3,032,193	-	436,807	-	92,558	-	3,561,558	-
Redemptions - Limited Partners	(15,353,547)	(11,031.1810)	(184,763)	(141.4930)	-	-	(15,538,310)	(11,172.6740)

Partners’ Capital, September 30, 2016	$214,115,227	156,196.7512	$18,262,471	14,037.6456	$3,162,371	2,381.2062	$235,540,069	172,615.6030

Partners’ Capital, December 31, 2014	$184,633,894	133,862.9462	$13,739,779	10,729.3656	$2,691,616	2,086.2812	$201,065,289	146,678.5930
Subscriptions - Limited Partners	35,350,272	25,254.0560	4,720,000	3,449.7730	50,000	38.1430	40,120,272	28,741.9720
Subscriptions - General Partner	-	-	-	-	300,000	216.9500	300,000	216.9500
Net income (loss)	(4,527,474)	-	(482,132)	-	(33,857)	-	(5,043,463)	-
Redemptions - Limited Partners	(15,640,560)	(11,411.3190)	-	-	-	-	(15,640,560)	(11,411.3190)

Partners’ Capital, September 30, 2015	$199,816,132	147,705.6832	$17,977,647	14,179.1386	$3,007,759	2,341.3742	$220,801,538	164,226.1960

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

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2016.

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

At September 30, 2016 and December 31, 2015, the Partnership owned approximately 44.1% and 38.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Profit Allocation. The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment. The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Redeemable Unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5, “Fair Value Measurements.”

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $14,171,620 (cost of $14,165,903) and $15,762,494 (cost of $15,855,406) as of September 30, 2016 and December 31, 2015, respectively.

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

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments. The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2016 and December 31, 2015 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2016 and 2015 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $434,712,640 and $472,872,074 at September 30, 2016 and December 31, 2015, respectively)	$434,900,777	$472,950,344
Cash at MS&Co.	12,577,203	25,746,373
Cash margin	87,610,571	99,262,577
Net unrealized appreciation on open futures contracts	4,694,312	5,389,377
Net unrealized appreciation on open forward contracts	907,005	-

Total equity in trading account	540,689,868	603,348,671
Cash at bank	412	-

Total assets	$540,690,280	$603,348,671

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$269,234
Accrued expenses:
Professional fees	39,747	38,067

Total liabilities	39,747	307,301

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at September 30, 2016 and December 31, 2015	-	-
Limited Partners, 138,139.6590 and 161,976.6460 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	540,650,533	603,041,370

Total partners’ capital (net asset value)	540,650,533	603,041,370

Total liabilities and partners’ capital	$540,690,280	$603,348,671

Net asset value per Redeemable Unit	$3,913.80	$3,723.01

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	1,465	$880,925	0.16%
Grains	471	(551,539)	(0.10)
Indices	4,956	3,801,404	0.71
Interest Rates U.S.	1,503	(841,516)	(0.16)
Interest Rates Non-U.S.	17,614	4,178,795	0.77
Metals	897	(1,612,380)	(0.30)
Softs	430	582,537	0.11

Total futures contracts purchased		6,438,226	1.19

Futures Contracts Sold
Currencies	2,862	1,975,588	0.37
Energy	1,348	(4,137,535)	(0.76)
Grains	1,652	826,586	0.15
Indices	36	(3,907)	(0.00) **
Interest Rates U.S.	1,078	(385,617)	(0.07)
Interest Rates Non-U.S.	106	(4,104)	(0.00) **
Livestock	181	294,075	0.05
Metals	87	(170,238)	(0.03)
Softs	363	(138,762)	(0.03)

Total futures contracts sold		(1,743,914)	(0.32)

Net unrealized appreciation on open futures contracts		$4,694,312	0.87%

Unrealized Appreciation on Open Forward Contracts
Currencies	$315,949,118	$2,883,935	0.53%
Metals	293	416,457	0.08

Total unrealized appreciation on open forward contracts		3,300,392	0.61

Unrealized Depreciation on Open Forward Contracts
Currencies	$159,950,301	(999,827)	(0.18)
Metals	362	(1,393,560)	(0.26)

Total unrealized depreciation on open forward contracts		(2,393,387)	(0.44)

Net unrealized appreciation on open forward contracts		$907,005	0.17%

U.S. Government Securities

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
		U.S. Treasury bills, 0.285% *
$ 385,000,000	11/10/2016	(Amortized cost of $384,722,640)	$384,915,673	71.19%
		U.S. Treasury bills, 0.10% *
$ 50,000,000	12/8/2016	(Amortized cost of $49,990,000)	49,985,104	9.25

Total U.S. Government Securities			$434,900,777	80.44%

*	Liquid non-cash held as collateral.
**	Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	510	$30,126	0.01%
Energy	75	(7,647)	(0.00)	**
Grains	95	(17,551)	(0.00)	**
Indices	2,628	1,099,760	0.18
Interest Rates U.S.	614	(610,774)	(0.10)
Interest Rates Non-U.S.	19,410	(3,062,521)	(0.51)
Livestock	3	160	0.00	**
Softs	311	64,286	0.01

Total futures contracts purchased		(2,504,161)	(0.41)

Futures Contracts Sold
Currencies	4,548	3,922,263	0.65
Energy	2,317	1,273,340	0.21
Grains	2,492	2,035,524	0.34
Indices	1,710	(453,830)	(0.08)
Interest Rates U.S.	122	(3,016)	(0.00)	**
Interest Rates Non-U.S.	556	(29,705)	(0.00)	**
Livestock	394	(660,400)	(0.11)
Metals	1,441	2,011,420	0.33
Softs	544	(202,058)	(0.03)

Total futures contracts sold		7,893,538	1.31

Net unrealized appreciation on open futures contracts		$5,389,377	0.90%

Unrealized Appreciation on Open Forward Contracts
Currencies	$285,098,551	$3,394,312	0.56%
Metals	492	1,854,557	0.31

Total unrealized appreciation on open forward contracts		5,248,869	0.87

Unrealized Depreciation on Open Forward Contracts
Currencies	$245,182,550	(4,880,125)	(0.81)
Metals	353	(637,978)	(0.11)

Total unrealized depreciation on open forward contracts		(5,518,103)	(0.92)

Net unrealized depreciation on open forward contracts		$(269,234)	(0.05)%

U.S. Government Securities

				% of Partners’
Face Amount	Maturity Date	Description	Fair Value	Capital
		U.S. Treasury bills, 0.19% *
$ 128,000,000	1/21/2016	(Amortized cost of $127,981,084)	$127,991,600	21.23%
		U.S. Treasury bills, 0.125% *
$ 345,000,000	2/11/2016	(Amortized cost of $344,890,990)	344,958,744	57.20

Total U.S. Government Securities			$472,950,344	78.43%

*	Liquid non-cash held as collateral.
**	Due to rounding.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$363,578	$24,539	$1,024,763	$50,564

Expenses:
Clearing fees	154,178	212,394	482,842	624,796
Professional fees	20,103	23,985	61,146	89,087

Total expenses	174,281	236,379	543,988	713,883

Net investment income (loss)	189,297	(211,840)	480,775	(663,319)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	28,406,673	(919,827)	29,185,484	26,747,073
Net change in unrealized gains (losses) on open contracts	(38,196,559)	25,419,357	579,803	(2,906,288)

Total trading results	(9,789,886)	24,499,530	29,765,287	23,840,785

Net income (loss)	(9,600,589)	24,287,690	30,246,062	23,177,466
Subscriptions - Limited Partners	4,547,334	21,857,553	25,278,283	60,164,260
Redemptions - Limited Partners	(31,343,053)	(24,670,949)	(117,748,172)	(132,828,327)
Distribution of interest income to feeder funds	(42,335)	(7,260)	(167,010)	(33,285)

Net increase (decrease) in Partners’ Capital	(36,438,643)	21,467,034	(62,390,837)	(49,519,886)
Partners’ Capital, beginning of period	577,089,176	626,814,892	603,041,370	697,801,812

Partners’ Capital, end of period	$540,650,533	$648,281,926	$540,650,533	$648,281,926

Net asset value per Redeemable Unit (138,139.6590 and 175,975.5362 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$3,913.80	$3,683.93	$3,913.80	$3,683.93

Net income (loss) per Redeemable Unit*	$(69.34)	$132.89	$191.93	$113.83

Weighted average Redeemable Units outstanding	138,911.3579	177,033.5441	145,626.0236	182,850.4480

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016			2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses)	$(24.85)	$(23.56)	$(24.04)	$49.64	$46.42	$46.97
Net investment loss	(16.13)	(11.14)	(8.83)	(16.63)	(11.62)	(9.37)

Increase (decrease) for the period	(40.98)	(34.70)	(32.87)	33.01	34.80	37.60
Net asset value per Redeemable Unit, beginning of period	1,411.78	1,335.66	1,360.92	1,319.79	1,233.09	1,247.01

Net asset value per Redeemable Unit, end of period	$1,370.80	$1,300.96	$1,328.05	$1,352.80	$1,267.89	$1,284.61

	Nine Months Ended September 30,
	2016			2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses)	$68.37	$64.29	$65.26	$47.01	$43.56	$43.85
Net investment loss	(48.60)	(33.54)	(26.58)	(73.49)	(56.25)	(49.39)

Increase (decrease) for the period	19.77	30.75	38.68	(26.48)	(12.69)	(5.54)
Net asset value per Redeemable Unit, beginning of period	1,351.03	1,270.21	1,289.37	1,379.28	1,280.58	1,290.15

Net asset value per Redeemable Unit, end of period	$1,370.80	$1,300.96	$1,328.05	$1,352.80	$1,267.89	$1,284.61

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended September 30,
	2016			2015
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.6)%	(3.4)%	(2.6)%	(5.0)%	(3.7)%	(2.9)%
Operating expenses	4.9%	3.6%	2.9%	5.0%	3.7%	2.9%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	4.9%	3.6%	2.9%	5.0%	3.7%	2.9%

Total return:
Total return before incentive fees	(2.9)%	(2.6)%	(2.4)%	2.5%	2.8%	3.0%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(2.9)%	(2.6)%	(2.4)%	2.5%	2.8%	3.0%

	Nine Months Ended September 30,
	2016			2015
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.7)%	(3.4)%	(2.7)%	(6.6)%	(5.1)%	(4.4)%
Operating expenses	5.0%	3.7%	2.9%	5.0%	3.7%	2.9%
Incentive fees	-%	-%	-%	1.6%	1.4%	1.5%

Total expenses	5.0%	3.7%	2.9%	6.6%	5.1%	4.4%

Total return:
Total return before incentive fees	1.5%	2.4%	3.0%	(0.3)%	0.4%	1.1%
Incentive fees	-%	-%	-%	(1.6)%	(1.4)%	(1.5)%

Total return after incentive fees	1.5%	2.4%	3.0%	(1.9)%	(1.0)%	(0.4)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(70.71)	$134.10	$188.63	$117.54
Net investment income (loss)	1.37	(1.21)	3.30	(3.71)

Increase (decrease) for the period	(69.34)	132.89	191.93	113.83
Distribution of interest income to feeder funds	(0.30)	(0.04)	(1.14)	(0.19)
Net asset value per Redeemable Unit, beginning of period	3,983.44	3,551.08	3,723.01	3,570.29

Net asset value per Redeemable Unit, end of period	$3,913.80	$3,683.93	$3,913.80	$3,683.93

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.1%	(0.1)%	0.1%	(0.1)%

Operating expenses	0.1%	0.1%	0.1%	0.1%

Total return	(1.7)%	3.7%	5.1%	3.2%

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

4. Trading Activities:

The Partnership was formed for the purpose of trading commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Partnership’s Statements of Income and Expenses.

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Master’s limited partners, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended September 30, 2016 and 2015 was 35,788 and 52,222, respectively. The monthly average number of futures contracts traded by the Master during the nine months ended September 30, 2016 and 2015 was 35,813 and 49,766, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended September 30, 2016 and 2015 was 805 and 858, respectively. The monthly average number of metals forward contracts traded by the Master during the nine months ended September 30, 2016 and 2015 was 814 and 1,089, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended September 30, 2016 and 2015 was $546,944,145 and $716,061,751, respectively. The monthly average notional value of currency forward contracts traded by the Master during the nine months ended September 30, 2016 and 2015 was $584,321,971 and $629,061,981, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
September 30, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Amount

Assets
Futures	$16,614,943	$(11,920,631)	$4,694,312	$-	$-	$4,694,312
Forwards	3,300,392	(2,393,387)	907,005	-	-	907,005

Total assets	$19,915,335	$(14,314,018)	$5,601,317	$-	$-	$5,601,317

Liabilities
Futures	$(11,920,631)	$11,920,631	$-	$-	$-	$-
Forwards	(2,393,387)	2,393,387	-	-	-	-

Total liabilities	$(14,314,018)	$14,314,018	$-	$-	$-	$-

Net fair value						$5,601,317	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2015	Recognized	Condition	Condition	Instruments	Pledged*	Amount

Assets
Futures	$17,800,660	$(12,411,283)	$5,389,377	$-	$-	$5,389,377
Forwards	5,248,869	(5,248,869)	-	-	-	-

Total assets	$23,049,529	$(17,660,152)	$5,389,377	$-	$-	$5,389,377

Liabilities
Futures	$(12,411,283)	$12,411,283	$-	$-	$-	$-
Forwards	(5,518,103)	5,248,869	(269,234)	-	-	(269,234)

Total liabilities	$(17,929,386)	$17,660,152	$(269,234)	$-	$-	$(269,234)

Net fair value						$5,120,143	*

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2016 and December 31, 2015, respectively.

	September 30,
	2016
Assets
Futures Contracts
Currencies	$3,389,224
Energy	83,990
Grains	930,310
Indices	4,761,418
Interest Rates U.S.	347,226
Interest Rates Non-U.S.	5,563,785
Livestock	294,185
Metals	222,015
Softs	1,022,790

Total unrealized appreciation on open futures contracts	16,614,943

Liabilities
Futures Contracts
Currencies	(532,711)
Energy	(4,221,525)
Grains	(655,263)
Indices	(963,921)
Interest Rates U.S.	(1,574,359)
Interest Rates Non-U.S.	(1,389,094)
Livestock	(110)
Metals	(2,004,633)
Softs	(579,015)

Total unrealized depreciation on open futures contracts	(11,920,631)

Net unrealized appreciation on open futures contracts	$4,694,312	*

Assets
Forward Contracts
Currencies	$2,883,935
Metals	416,457

Total unrealized appreciation on open forward contracts	3,300,392

Liabilities
Forward Contracts
Currencies	(999,827)
Metals	(1,393,560)

Total unrealized depreciation on open forward contracts	(2,393,387)

Net unrealized appreciation on open forward contracts	$907,005	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Sector
Currencies	$1,632,302		$(13,349,530)		$8,958,698		$(9,326,021)
Energy	(5,845,090)		19,602,114		(7,660,580)		7,402,843
Grains	(3,472,890)		(1,181,357)		(5,412,025)		(7,745,165)
Indices	5,844,999		(21,007,583)		(8,952,986)		(11,172,935)
Interest Rates U.S.	(3,240,765)		(1,035,980)		11,923,569		8,826,758
Interest Rates Non-U.S.	(1,852,034)		28,236,019		48,599,109		23,059,486
Livestock	(119,105)		1,853,233		1,067,685		2,637,537
Metals	(3,410,426)		10,302,898		(18,811,634)		4,683,166
Softs	673,123		1,079,716		53,451		5,475,116

Total	$(9,789,886)	***	$24,499,530	***	$29,765,287	***	$23,840,785	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$434,900,777	$-	$434,900,777	$-
Futures	16,614,943	16,614,943	-	-
Forwards	3,300,392	416,457	2,883,935	-

Total assets	$454,816,112	$17,031,400	$437,784,712	$-

Liabilities
Futures	$11,920,631	$11,920,631	$-	$-
Forwards	2,393,387	1,393,560	999,827	-

Total liabilities	$14,314,018	$13,314,191	$999,827	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$472,950,344	$-	$472,950,344	$-
Futures	17,800,660	17,800,660	-	-
Forwards	5,248,869	1,854,557	3,394,312	-

Total assets	$495,999,873	$19,655,217	$476,344,656	$-

Liabilities
Futures	$12,411,283	$12,411,283	$-	$-
Forwards	5,518,103	637,978	4,880,125	-

Total liabilities	$17,929,386	$13,049,261	$4,880,125	$-

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 20.7% to 27.1% of the Master’s contracts are traded OTC.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and its value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2016, Partnership capital increased 4.4% from $225,699,151 to $235,540,069. This increase was attributable to subscriptions for 15,736.0000 Redeemable Units of Class A totaling $21,766,764, subscriptions for 39.8320 Redeemable Units of Class Z totaling $50,906 and net income of $3,561,558. This increase was partially offset by redemptions of 11,031.1810 Redeemable Units of Class A totaling $15,353,547 and redemptions of 141.4930 Redeemable Units of Class D totaling $184,763.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2016, the Master’s capital decreased 10.3% from $603,041,370 to $540,650,533. This decrease was attributable to redemptions of 30,365.5021 units totaling $117,748,172 and distributions of interest income to feeder funds totaling $167,010. This decrease was partially offset by subscriptions of 6,528.5151 units totaling $25,278,283 and net income of $30,246,062. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2016, the net asset value per Redeemable Unit for Class A decreased 2.9% from $1,411.78 to $1,370.80, as compared to an increase of 2.5% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Redeemable Unit for Class D decreased 2.6% from $1,335.66 to $1,300.96, as compared to an increase of 2.8% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Redeemable Unit for Class Z decreased 2.4% from $1,360.92 to $1,328.05, as compared to an increase of 3.0% in the third quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $4,323,082. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by gains in currencies, indices and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2015 of $8,191,347. Gains were primarily attributable to the Master’s trading of commodity futures in energy, non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in currencies, grains, indices and U.S. interest rates.

The most significant losses were incurred within the energy complex during August and September from short positions in crude oil and its related products as prices increased as the OPEC nations reached an agreement to potentially curtail oil production. Within the global interest rate sector, losses were recorded during August and September from long positions in U.S. fixed income futures as prices trended lower amid uncertainty over the potential for the U.S. Federal Reserve Bank to increase interest rates at its September meeting. Additional losses within the global interest rate sector were experienced from positions in Japanese fixed income futures during August. Losses within the metals markets were recorded primarily during August from long positions in gold and silver futures as prices fell as a strengthening U.S. dollar diminished investor demand for precious metals. Within the agricultural markets, losses were incurred during July from long positions in soybean and soybean meal futures as prices were weighed down by mounting anticipation that growers will collect a record crop this year. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during July from long positions in U.S. equity index futures as prices were buoyed by strong U.S. jobs data and improving investor sentiment. Smaller gains in this sector were also recorded during August and September. Additional gains were recorded within the currency sector during September from long positions in the Japanese yen versus the U.S. dollar as the relative value of the yen rallied amid uncertainty surrounding global central bank activity and its consequential effects on the marketplace.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Redeemable Unit for Class A increased 1.5% from $1,351.03 to $1,370.80, as compared to a decrease of 1.9% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Redeemable Unit for Class D increased 2.4% from $1,270.21 to $1,300.96, as compared to a decrease of 1.0% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Redeemable Unit for Class Z increased 3.0% from $1,289.37 to $1,328.05, as compared to a decrease of 0.4% in the nine months ended September 30, 2015. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2016 of $11,711,379. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S and non-U.S. interest rates, livestock and softs, and were partially offset by losses in energy, grains, indices and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $6,409,489. Gains were primarily attributable to the Master’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in currencies, grains and indices.

The most significant gains were achieved within the global interest rate markets during January and February from long positions in European and U.S. fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced during June from long positions in European and U.S. fixed income futures amid increased demand for stable assets as global risk assets roiled surrounding the U.K. Referendum vote. Within the currency sector, gains were recorded during June and September from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Asian currency rallied amid increased investor demand for “safe-haven” assets. Gains within the currency markets were also experienced during April from long positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar slid lower on the release of weaker-than-expected economic figures in the U.S. A portion of the Partnership’s gains during the first nine months of the year was offset by losses incurred within the metals markets during January and February from short positions in gold and silver futures as prices advanced after a weakening U.S. dollar reignited demand for the precious metals. Additional losses within the metals sector were experienced during August from long positions in gold and silver futures as prices moved lower as investors weighed the potential for interest rate increases in the U.S. Within the global stock index sector, losses were recorded during March from short positions in Asian and European equity index futures as rising commodity prices buoyed global stocks. Losses within the global stock index markets were also recorded during June from positions in U.S and European equity index futures. Within the energy complex, losses were incurred during March and April from short positions in crude oil and its related products as prices surged as U.S. oil rig counts continued to decline. Additional losses in the energies were experienced during August and September from short positions in crude oil and its related products. Within the agricultural sector, losses were recorded during March and April from short positions in corn, wheat, and soybean futures as adverse weather conditions in South America threatened Brazilian and Argentinian grain harvests.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and nine months ended September 30, 2016 increased by $149,952 and $410,141, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2016 increased by $101,225 and $221,989, respectively, as compared to the corresponding periods in 2015. The increase in ongoing selling agent fees is due to higher average net assets per Class during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A and Class D as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2016 increased by $78,652 and $180,615, respectively, as compared to the corresponding periods in 2015. The increase in management fees is due to higher average net assets of Class A and Class D during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2016 increased by $52,436 and $120,410, respectively, as compared to the corresponding periods in 2015. The increase in General Partner fees is due to higher average net assets per Class during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. Incentive fees borne by the Partnership for the three and nine months ended September 30, 2016 were $0. Incentive fees for the three and nine months ended September 30, 2015 were $0 and $3,535,100, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other things, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate assets to additional advisors at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Master’s assets are subject of the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended September 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, the Master’s total capitalization was $540,650,533 and the Partnership owned approximately 44.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2016 was as follows:

	September 30, 2016

			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$33,953,205	6.28%	$36,506,019	$24,161,658	$33,477,599
Energy	4,919,886	0.91	5,408,375	1,528,322	4,073,068
Grains	2,348,473	0.43	3,190,773	2,348,473	2,829,042
Indices	20,617,240	3.81	20,620,093	11,045,670	18,745,864
Interest Rates U.S.	5,540,369	1.02	8,454,206	4,940,620	6,752,337
Interest Rates Non-U.S.	10,153,986	1.88	11,539,823	9,560,603	10,740,812
Livestock	275,468	0.05	944,955	269,033	449,781
Metals	8,334,781	1.54	8,903,178	5,768,295	7,737,590
Softs	1,467,163	0.27	1,726,286	1,455,279	1,627,993

Total	$87,610,571	16.19%

*	Average of month-end Values at Risk.

As of December 31, 2015, the Master’s total capitalization was $603,041,370 and the Partnership owned approximately 38.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2015 was as follows:

	December 31, 2015

			Twelve Months Ended December 31, 2015
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage-backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co..

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and alleged that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleged that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and sought, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and sought, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, there were subscriptions for 840.6910 Redeemable Units of Class A totaling $1,186,721. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	644.7700	$1,426.47	-	N/A	N/A	N/A
August 1, 2016 - August 31, 2016	1,504.3190	$1,382.01	74.0000	$1,310.23	N/A	N/A
September 1, 2016 - September 30, 2016	1,320.5040	$1,370.80	67.4930	$1,300.96	N/A	N/A
	3,469.5930	$1,386.01	141.4930	$1,305.81

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

(b)

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management), dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.4

Selling Agreement among the Partnership, the General Partner, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2011 and incorporated herein by reference).

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
Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016