Form 10-K
period 2016-12-31
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2017-03-28
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐             No ☑

Limited Partnership Redeemable Units with aggregate values of $224,226,599 of Class A, $18,938,524 of Class D and $641,593 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, there were 162,191.4237 Limited Partnership Redeemable Units of Class A outstanding, 13,940.1566 Limited Partnership Redeemable Units of Class D outstanding and 471.4422 Limited Partnership Redeemable Units of Class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Managed Futures Premier Abingdon L.P. (formerly known as Abingdon Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership privately and continuously offers redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2016, 2015 and 2014 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. All trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the years ended December 31, 2016, 2015 and 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12 of 2% (a 2% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

For the period January 1, 2016 through December 31, 2016, the approximate average market sector distribution for the Partnership was as follows:

At December 31, 2016 and 2015, the Partnership owned approximately 45.8% and 38.9% of the Master, respectively. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s trading of exchange-traded futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2016, 2015, and 2014, the Master engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained with CGM.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership, in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit for any Class decreases to less than $400 as of the close of business on any business day; or under other certain circumstances as set forth in the Limited Partnership Agreement of the Partnership, as amended and restated from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly fee ( “General Partner fee”) in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class. Prior to October 1, 2014, the Partnership paid the General Partner a General Partner fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

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

Prior to and during part of the fourth quarter of 2013, the Partnership was party to a customer agreement with CGM (the “CGM Customer Agreement”). During the fourth quarter of 2013, the Partnership entered into a customer agreement with MS&Co. (the “MS&Co. Customer Agreement”) and a selling agent agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 4.5% per year of month- end Net Assets for Class A Redeemable Units, (ii) 1.875% per year of month-end Net Assets for Class D Redeemable Units and (iii) 1.125% per year of month-end Net Assets for Class Z Redeemable Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) through its investment in the Master. CGM clearing fees were allocated to the Partnership based on its proportionate share of the Master. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Master’s accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures, exchange-cleared swaps and open forward contracts (the Master was also a party to a customer agreement with CGM, which gave the Master the same right).

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. MS&Co. clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator are allocated among the pools operated by the General Partner, including the Partnership.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2016 was $217,564,351.

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

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership, through its investment in the Master. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.

An investor may lose all of its investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including trading and transaction fees, ongoing selling agent fees, General Partner fees and management fees.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited, and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/Master’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s/Master’s commodity broker, the General Partner and their respective principals and affiliates may trade in commodity interests for their own accounts;

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

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

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and the Master’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Advisor or other third-party service providers.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2017, was 2,080 for Class A Redeemable Units, 7 for Class D Redeemable Units and 9 for Class Z Redeemable Units.

(c) Dividends. The Partnership did not declare any distributions in 2016 or 2015. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2016, the aggregate subscriptions of the Classes were 18,805.8345 Redeemable Units totaling $25,841,871. For the twelve months ended December 31, 2015, the aggregate subscriptions of the Classes were 40,745.6900 Redeemable Units totaling $56,508,630. For the twelve months ended December 31, 2014, the aggregate subscriptions of the Classes were 19,306.2950 Redeemable Units totaling $23,280,332.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended ( the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures, option, swap and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	1,483.8540	$ 1,312.76	97.4890	$ 1,247.18	N/A	N/A
November 1, 2016 - November 30, 2016	1,174.4060	$ 1,286.03	N/A	N/A	N/A	N/A
December 1, 2016 - December 31, 2016	6,071.0820	$ 1,309.94	N/A	N/A	N/A	N/A
	8,729.3420	$ 1,307.20	97.4890	$ 1,247.18

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

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Redeemable Unit and total assets at December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results	$3,789,675	$8,689,147	$48,605,665	$30,398,646	$(7,971,199)
Total investment income	575,103	53,655	27,935	61,332	112,462
Total expenses	(11,270,533)	(14,181,289)	(16,589,843)	(13,976,443)	(15,389,619)

Net income (loss)	$(6,905,755)	$(5,438,487)	$32,043,757	$16,483,535	$(23,248,356)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(41.09)	$(28.25)	$219.67	$84.55	$(111.20)

Class D	$(23.11)	$(10.37)	$221.03	$102.79	$(71.52)

Class Z	$(13.91)	$(0.78)	$230.66	$109.95	$(63.33)

Net asset value per Redeemable Unit:
Class A	$1,309.94	$1,351.03	$1,379.28	$1,159.61	$1,075.06

Class D	$1,247.10	$1,270.21	$1,280.58	$1,059.55	$956.76

Class Z	$1,275.46	$1,289.37	$1,290.15	$1,059.49	$949.54

Total assets	$226,569,381	$234,947,467	$208,651,182	$211,243,562	$211,173,048

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

The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to identify, select and monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support. In selecting the Advisor for the Partnership, the General Partner considered, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Master.

While the Partnership and the Master have the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable and competitive.

The Partnership’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Partnership’s assets is currently invested in the Master. The Advisor trades the Master’s, and thereby the Partnership’s, assets in accordance with its Winton Futures Program, a proprietary, systematic trading program.

The investment objective of the Winton Futures Program is to achieve long-term investment growth.

The Winton Futures Program follows a disciplined investment process that is based on statistical analysis of historical data. The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Winton Futures Program uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data. The Advisor conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. The Advisor’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), and the correlation between markets and transaction costs. These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk. As a result of the Advisor’s research, the Advisor expects that the investments made in accordance with this process will have an improved chance of being successful, which is expected to lead to profits over the long-term.

The Advisor’s investment programs are operated as automated, computer-based investment systems. The programs are modified over time as the Advisor monitors their operation and undertakes further research. Changes to the programs occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Most of the Advisor’s investment decisions are made strictly in accordance with the output of the programs. However, the Advisor may, in exceptional circumstances (such as the occurrence of events that fall outside the input parameters of the programs), make investment decisions based on other factors and take action to override the output of the programs to seek to protect the interests of investors.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2016.

To minimize the risk relating to low margin deposits, the Partnership and the Master follow certain trading policies, including:

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

From January 1, 2016 through December 31, 2016, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 14.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off- balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Master are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master had credit risk and concentration risk, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and /or CGM, the Partnership’s and the Master’s counterparty was an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the Partnership’s and the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to financial statements.)

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and the Master’s business, these instruments may not be held to maturity.

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forwards, options and swaps trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations under certain circumstances, including a decrease in net asset value per Redeemable Unit of any Class to less than $400 as of the close of business on any business day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate net assets of the Partnership decline to less than $1,000,000.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, management and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Master. For the year ended December 31, 2016, 19,760.5230 Redeemable Units of Class A were redeemed totaling $26,764,567 and 238.9820 Redeemable Units of Class D were redeemed totaling $306,349. For the year ended December 31, 2015, 19,628.7880 Redeemable Units of Class A were redeemed totaling $26,736,281. For the year ended December 31, 2014, 43,633.4960 Redeemable Units of Class A were redeemed totaling $51,494,981, 5,033.7730 Redeemable Units of Class D were redeemed totaling $5,311,637, 144.8280 Redeemable Units of Class Z were redeemed totaling $152,169 and 616.0930 General Partner Redeemable Units of Class Z were redeemed totaling $701,492.

For the year ended December 31, 2016, there were subscriptions of 18,766.0025 Redeemable Units of Class A totaling $25,790,965 and 39.8320 Redeemable Units of Class Z totaling $50,906. For the year ended December 31, 2015, there were subscriptions of 37,257.7740 Redeemable Units of Class A totaling $51,738,630, 3,449.7730 Redeemable Units of Class D totaling $4,720,000, 38.1430 Redeemable Units of Class Z totaling $50,000 and 216.9500 General Partner Redeemable Units of Class Z totaling $300,000. For the year ended December 31, 2014, there were subscriptions of 16,861.5740 Redeemable Units of Class A totaling $20,181,812 and 2,444.7210 Redeemable Units of Class D totaling $3,098,520.

(c) Results of Operations.

For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class A decreased 3.0% from $1,351.03 to $1,309.94. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class D decreased 1.8% from $1,270.21 to $1,247.10. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class Z decreased 1.1% from $1,289.37 to $1,275.46. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class A decreased 2.1% from $1,379.28 to $1,351.03. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class D decreased 0.8% from $1,280.58 to $1,270.21. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class Z decreased 0.1% from $1,290.15 to $1,289.37. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class A increased 18.9% from $1,159.61 to $1,379.28. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class D increased 20.9% from $1,059.55 to $1,280.58. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class Z increased 21.8% from $1,059.49 to $1,290.15.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $3,789,675 for the year ended December 31, 2016. Gains were primarily attributable to the Master’s trading of currencies, U.S. and non-U.S. interest rates, livestock and softs, and were partially offset by losses in energy, grains, indices and metals. The net trading gain or loss realized from the Partnership’s investment in the Master is disclosed under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the metals markets during January and February from short positions in gold and silver futures as prices advanced after a weakening U.S. dollar reignited demand for the precious metals. Additional losses within the metals sector were experienced during August from long positions in gold and silver futures as prices moved lower as investors weighed the potential for interest rate increases in the U.S. Within the energy complex, losses were recorded during November from short positions in natural gas futures as prices advanced as demand spiked during the month. During November, further losses were recorded from short positions in the crude oil complex. Additional losses were incurred during March and April from short positions in crude oil and its related products as prices surged as U.S. oil rig counts continued to decline. Within the agricultural sector, losses were recorded during March and April from short positions in corn, wheat, and soybean futures as adverse weather conditions in South America threatened Brazilian and Argentinian grain harvests, pushing prices higher. The Partnership’s trading losses for the year were offset by trading gains achieved within the global interest rate markets during January and February from long positions in European and U.S. fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced during June from long positions in European and U.S. fixed income futures amid increased demand for stable assets as global risk assets roiled surrounding the U.K. Referendum vote. Within the currency sector, gains were recorded during June and September from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Asian currency rallied amid increased investor demand for “safe-haven” assets. Gains within the currency markets were also experienced during October from short positions in the British pound versus the U.S. dollar as the relative value of the British currency continued to decline amid the fallout of the U.K.’s June referendum vote to leave the European Union. Within the global stock index markets, gains were experienced during November and December from long positions in U.S., European, and Asian equity index futures as global equity prices rallied following the U.S. Presidential election. Additional profits in this sector were recorded throughout the third quarter.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $8,689,147 for the year ended December 31, 2015. Gains were primarily attributable to the Master’s trading of energy, U.S. and non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in currencies, grains and indices.

The most significant losses were incurred within the global stock index markets during August from long positions in U.S., European, and Asian equity index futures as prices fell sharply amid concern a slowdown in Chinese economic growth would adversely affect the global economy. Additional losses in this sector were experienced during June from long positions in European, U.S., and Asian equity index futures as prices declined as concerns over Greece’s efforts to avoid a default weighed on global financial markets. Within the currency sector, losses were recorded during August from short positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar declined as fears over a hard landing in China and its impact on global growth outlook pushed back expectations for a U.S. Federal Reserve rate hike at the September FOMC meeting. Additional losses in this sector were recorded during April from short positions in the euro versus the U.S. dollar after the relative value of the dollar slumped following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. Losses in the currency sector were also incurred during December from short positions in the euro and Swiss franc versus the U.S. dollar as the relative values of these European currencies reversed higher early in the month after the scale of the European Central Bank’s stimulus measures disappointed investors. The Partnership’s trading losses for the year were offset by trading gains achieved within the energy markets during November and December from short positions in crude oil and its related products as prices weakened as the OPEC nations added to a growing global supply glut by failing to agree on production cuts. Gains within the energies were also experienced during July and September from short positions in crude oil and its related products as prices dropped as record production in the U.S. and Middle East boosted global supplies. Within the global interest rate markets, gains were recorded during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in Eurozone economies would spur the European Central Bank to increase its quantitative easing measures. Additional gains were experienced during January from long positions in U.S. Treasury note and Treasury bond futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Gains were also recorded in this sector during September from long positions in European and U.S. fixed income futures. Within the metals markets, gains were achieved primarily during July from short positions in gold and silver futures as prices fell as a strengthening U.S. dollar curbed demand for precious metals as a store of value. Additional gains in this sector were recorded during July from short positions in copper futures as prices declined amid investor concern of slowing demand from China. Within the agricultural complex, gains were achieved during November from short positions in corn and wheat futures as prices weakened following the release of U.S. government forecasts which predicted that global grain inventories will reach record levels in 2016. Gains within the agricultural complex were also recorded during September from short positions in cattle futures as prices moved lower on signs of weaker-than-expected beef demand amid increased supplies.

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and/or money market mutual fund securities will be retained by the Partnership and/or Master, as applicable. Interest income allocated from the Master for the three and twelve months ended December 31, 2016 increased by $111,307 and $521,448, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended December 31, 2016 decreased by $9,476, as compared to the corresponding period in 2015. The decrease in ongoing selling agent fees is due to lower average net assets per Class during the three months ended December 31, 2016, as compared to the corresponding period in 2015. Ongoing selling agent fees for the twelve months ended December 31, 2016 increased by $212,513, as compared to the corresponding period in 2015. The increase in ongoing selling agent fees is due to higher average net assets per Class during the twelve months ended December 31, 2016, as compared to the corresponding period in 2015.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended December 31, 2016 decreased by $8,731, as compared to the corresponding period in 2015. The decrease in management fees is due to lower average net assets per Class during the three months ended December 31, 2016, as compared to the corresponding period in 2015. Management fees for the twelve months ended December 31, 2016 increased by $171,884, as compared to the corresponding period in 2015. The increase in management fees is due to higher average net assets per Class during the twelve months ended December 31, 2016, as compared to the corresponding period in 2015.

General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. General Partner fees for the three months ended December 31, 2016 decreased by $5,820, as compared to the corresponding period in 2015. The decrease in General Partner fees is due to lower average net assets during the three months ended December 31, 2016, as compared to the corresponding period in 2015. General Partner fees for the twelve months ended December 31, 2016 increased by $114,590, as compared to the corresponding period in 2015. The increase in General Partner fees is due to higher average net assets during the twelve months ended December 31, 2016, as compared to the corresponding period in 2015.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. Trading performance for the three and twelve months ended December 31, 2016 did not result in any incentive fees. Trading performance for the three and twelve months ended December 31, 2015 resulted in incentive fees of $0 and $3,535,100, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses, certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2016 and 2015 were $599,842 and $464,422, respectively.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $48,605,665 for the year ended December 31, 2014. Gains were primarily attributable to the Master’s trading of currencies, energy, U.S. and non-U.S. interest rates and livestock, and were partially offset by losses in grains, indices, metals and softs.

The most significant gains were achieved within the global interest rate sector during August from long positions in European fixed income futures as prices advanced over investor speculation that the European Central Bank would continue stimulus measures after reports showed euro-area manufacturing expanded less than previously estimated during July. Additional gains during August were experienced from long positions in U.S. fixed income futures. During October and November, gains were recorded from long positions in European fixed income futures as prices rose as concern over the European economy spurred demand for the relative safety of government debt. Additional gains were achieved during May from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern that the U.S. Federal Reserve would raise borrowing costs. Within the energy markets, gains were achieved during September from short positions in crude oil and its related products as prices moved lower on news that fuel inventory levels in the U.S. were higher than previous estimates predicted. Gains were experienced during October, November, and December from short positions in crude oil and its related products as prices moved lower as U.S. oil production advanced and after the OPEC nations failed to cut output in response to the global supply glut. Additional gains were recorded during January from long positions in natural gas futures as prices advanced after a U.S. government report showed a record drop in U.S. inventories. Within the currency sector, gains were experienced during November from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Additional gains were recorded during February from long positions in the British pound versus the U.S. dollar as the relative value of the pound increased after Bank of England policy makers expressed little concern that the strength of the currency would harm the British economy. During September, gains were achieved from short positions in the euro versus the U.S. dollar as the value of the dollar strengthened amid signs that the U.S. economy was outpacing its peers. The Partnership’s gains for the year were partially offset by losses incurred within the agricultural sector during June and July from long positions in corn and soybean futures as prices declined as mild weather throughout much of the Midwest reinforced analysts’ predictions that U.S. grain harvests would reach near record levels in 2014. Within the global stock index sector, losses were recorded during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses were experienced during October from long positions in European equity index futures as prices declined amid concern that the region’s central bank will face obstacles in its measures to revive the region’s economy. Within the metals markets, losses were incurred during June from short positions in gold and silver futures as precious metals prices rallied as increased turmoil in the Ukraine and Iraq caused investors to seek the relative safety of the precious metals. During February, losses were incurred from short positions in silver and gold futures as prices moved higher as increased geopolitical tensions and discouraging U.S. economic data spurred investor demand.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership and the Master are subject to increased risks with respect to their trading activities in emerging market instruments, where clearance, settlement, and custodial risks are often greater than in more established markets.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investment in the Master. The fair value of the investment in the Master is determined based on the Master’s net asset value per Redeemable Unit as calculated by the Master.

Additionally, the Master’s investments in futures, option and forward contracts and U.S. Treasury bills, as applicable, are carried at fair value. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master’s market sensitive instruments.

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

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2016 and 2015, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2016, the Master’s total capitalization was $494,292,978 and the Partnership owned approximately 45.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2016 was as follows:

		December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$31,827,200	6.44%	$43,438,054	$22,212,213	$31,924,793
Energy	1,239,902	0.25	9,165,346	969,748	3,733,831
Grains	2,177,986	0.44	4,040,676	1,857,610	2,619,765
Indices	25,363,561	5.13	25,363,561	10,596,963	18,378,554
Interest Rates U.S.	4,286,586	0.87	9,700,222	271,474	6,398,481
Interest Rates Non-U.S.	2,683,933	0.54	11,539,823	1,385,562	8,303,443
Livestock	359,920	0.07	944,955	144,359	548,391
Metals	7,071,481	1.43	8,903,178	1,446,984	5,461,010
Softs	1,282,783	0.26	1,726,286	1,074,232	1,422,312

Total	$76,293,352	15.43%

*       Annual average of month-end Values at Risk.

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

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

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

The following were the primary trading risk exposures of the Master as of December 31, 2016, by market sector.

Currencies. The Master’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Master’s currency sector will change significantly in the future.

Equities. The Master’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2016, the Master’s primary exposures were in the Dow Jones Euro STOXX 50 (Europe), Russell 2000 (U.S.), S&P 500 (U.S.), NASDAQ 100 (U.S.), Nikkei 225 (Japan), and TOPIX (Japan) stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Master and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Master’s profitability. The Master’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Master may also take futures positions on the government debt of smaller nations — e.g., Australia and New Zealand.

Metals. The Master’s primary metal market exposure as of December 31, 2016 was to fluctuations in the price of gold, copper, aluminum, and silver.

Grains. The Master’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, wheat, and the soybean complex accounted for the majority of the Master’s grain exposure as of December 31, 2016.

Softs. The Master’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton, and sugar accounted for the majority of the Master’s soft commodities exposure as of December 31, 2016.

Energy. The Master’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Livestock. The Master’s primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Master as of December 31, 2016.

Foreign Currency Balances. The Master may hold various foreign currency balances. The Advisor regularly converts foreign currency balances to U.S. dollars in attempt to control the Master’s non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

Managed Futures Premier Abingdon L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2016, 2015 and 2014; Statements of Financial Condition at December 31, 2016 and 2015; Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014; and Notes to Financial Statements.

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

The management of Managed Futures Premier Abingdon L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Managed Futures Premier Abingdon L.P.	Managed Futures Premier Abingdon L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Managed Futures Premier Abingdon L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Abingdon L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Abingdon L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
Assets:
Investment in the Master, at fair value (Note 1)	$226,279,019	$234,617,857
Cash at MS&Co. (Note 3c)	290,145	329,610
Cash at bank (Note 1)	217	-

Total assets	$226,569,381	$234,947,467

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$354,362	$367,700
Management fees (Note 3b)	282,485	292,913
General Partner fees (Note 3a)	188,323	195,275
Professional fees	227,107	249,711
Redemptions payable to Limited Partners (Note 6)	7,952,753	8,142,717

Total liabilities	9,005,030	9,248,316

Partners’ Capital: (Notes 1 and 6)
General Partner, Class A, 0.0000 Redeemable Units outstanding at December 31, 2016 and 2015	-	-
General Partner, Class D, 0.0000 Redeemable Units outstanding at December 31, 2016 and 2015	-	-
General Partner, Class Z, 1,909.7640 Redeemable Units outstanding at December 31, 2016 and 2015	2,435,827	2,462,400
Limited Partners, Class A, 150,497.4117 and 151,491.9322 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	197,142,459	204,669,817
Limited Partners, Class D, 13,940.1566 and 14,179.1386 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	17,384,759	18,010,427
Limited Partners, Class Z, 471.4422 and 431.6102 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	601,306	556,507

Total partners’ capital (net asset value)	217,564,351	225,699,151

Total liabilities and partners’ capital	$226,569,381	$234,947,467

Class A, net asset value per Redeemable Unit	$1,309.94	$1,351.03

Class D, net asset value per Redeemable Unit	$1,247.10	$1,270.21

Class Z, net asset value per Redeemable Unit	$1,275.46	$1,289.37

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income:
Interest income allocated from the Master (Note 3c)	$575,103	$53,655	$27,935

Expenses:
Expenses allocated from the Master	308,175	318,238	287,459
Ongoing selling agent fees (Note 3d)	4,449,727	4,237,214	5,194,483
Management fees (Note 3b)	3,547,672	3,375,788	2,813,308
General Partner fees (Note 3a)	2,365,117	2,250,527	1,181,439
Incentive fees (Note 3b)	-	3,535,100	6,899,734
Professional fees	599,842	464,422	213,420

Total expenses	11,270,533	14,181,289	16,589,843

Net investment loss	(10,695,430)	(14,127,634)	(16,561,908)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	2,781,411	17,755,035	50,485,166
Net change in unrealized gains (losses) on open contracts allocated from the Master	1,008,264	(9,065,888)	(1,879,501)

Total trading results	3,789,675	8,689,147	48,605,665

Net income (loss)	$(6,905,755)	$(5,438,487)	$32,043,757

Net income (loss) allocation by Class:
Class A	$(6,553,756)	$(4,966,426)	$29,673,748

Class D	$(319,319)	$(449,352)	$1,841,302

Class Z	$(32,680)	$(22,709)	$528,707

Net income (loss) per Redeemable Unit (Note 7)*
Class A	$(41.09)	$(28.25)	$219.67

Class D	$(23.11)	$(10.37)	$221.03

Class Z	$(13.91)	$(0.78)	$230.66

Weighted average Redeemable Units outstanding
Class A	156,734.6785	148,065.7209	143,246.6293

Class D	14,121.3505	13,330.4439	9,334.2889

Class Z	2,365.9567	2,271.2438	2,543.2260

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2013	$186,273,315	160,634.8682	$14,111,594	13,318.4176	$3,016,570	2,847.2022	$203,401,479	176,800.4880
Subscriptions - Limited Partners	20,181,812	16,861.5740	3,098,520	2,444.7210	-	-	23,280,332	19,306.2950
Net income (loss)	29,673,748	-	1,841,302	-	528,707	-	32,043,757	-
Redemptions - Limited Partners	(51,494,981)	(43,633.4960)	(5,311,637)	(5,033.7730)	(152,169)	(144.8280)	(56,958,787)	(48,812.0970)
Redemptions - General Partner	-	-	-	-	(701,492)	(616.0930)	(701,492)	(616.0930)

Partners’ Capital, December 31, 2014	184,633,894	133,862.9462	13,739,779	10,729.3656	2,691,616	2,086.2812	201,065,289	146,678.5930
Subscriptions - Limited Partners	51,738,630	37,257.7740	4,720,000	3,449.7730	50,000	38.1430	56,508,630	40,745.6900
Subscriptions - General Partner	-	-	-	-	300,000	216.9500	300,000	216.9500
Net income (loss)	(4,966,426)	-	(449,352)	-	(22,709)	-	(5,438,487)	-
Redemptions - Limited Partners	(26,736,281)	(19,628.7880)	-	-	-	-	(26,736,281)	(19,628.7880)

Partners’ Capital, December 31, 2015	204,669,817	151,491.9322	18,010,427	14,179.1386	3,018,907	2,341.3742	225,699,151	168,012.4450
Subscriptions - Limited Partners	25,790,965	18,766.0025	-	-	50,906	39.8320	25,841,871	18,805.8345
Net income (loss)	(6,553,756)	-	(319,319)	-	(32,680)	-	(6,905,755)	-
Redemptions - Limited Partners	(26,764,567)	(19,760.5230)	(306,349)	(238.9820)	-	-	(27,070,916)	(19,999.5050)

Partners’ Capital, December 31, 2016	$197,142,459	150,497.4117	$17,384,759	13,940.1566	$3,037,133	2,381.2062	$217,564,351	166,818.7745

Net asset value per Redeemable Unit:
2014:	Class A	$1,379.28

	Class D	$1,280.58

	Class Z	$1,290.15

2015:	Class A	$1,351.03

	Class D	$1,270.21

	Class Z	$1,289.37

2016:	Class A	$1,309.94

	Class D	$1,247.10

	Class Z	$1,275.46

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

1.	Organization:

Managed Futures Premier Abingdon L.P. (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership privately and continuously offers redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. All trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the periods covered by this report, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

As of December 31, 2016 and 2015, the Partnership owned approximately 45.8% and 38.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

c.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

d.

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

e.

Fair Value of Financial Instruments. The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825,“Financial Instruments,”approximates the fair value due to the short term nature of such balances.

f.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.

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

h.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

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

The General Partner administers the business and affairs of the Partnership. The Partnership pays the General Partner a monthly General Partner fee in return for its services to the Partnership equal to  1⁄12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to  1⁄24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating the General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. The Partnership is obligated to pay the Advisor a monthly management fee equal to  1⁄12 of 1.5% (1.5% per year) of month-end Net Assets per Class, for each outstanding Class, allocated to the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) through its investment in the Master. Clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agent Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to (i) 4.5% per year of month-end Net Assets for Class A Redeemable Units, (ii) 1.875% per year of month-end net assets for Class D Redeemable Units and (iii) 1.125% per year of month-end net assets for Class Z Redeemable Units.

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

Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrual, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

The Master has entered into a futures brokerage account agreement (the “Master Customer Agreement” and, together with the Partnership Customer Agreement, the “Customer Agreements”) and a foreign exchange brokerage account agreement with MS&Co.

The Customer Agreements give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016			2015			2014
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$22.65	$20.96	$21.04	$61.63	$57.25	$57.73	$330.86	$305.97	$307.51
Net investment loss	(63.74)	(44.07)	(34.95)	(89.88)	(67.62)	(58.51)	(111.19)	(84.94)	(76.85)

Increase (decrease) for the year	(41.09)	(23.11)	(13.91)	(28.25)	(10.37)	(0.78)	219.67	221.03	230.66
Net asset value per Redeemable Unit,beginning of year	1,351.03	1,270.21	1,289.37	1,379.28	1,280.58	1,290.15	1,159.61	1,059.55	1,059.49

Net asset value per Redeemable Unit, end of year	$1,309.94	$1,247.10	$1,275.46	$1,351.03	$1,270.21	$1,289.37	$1,379.28	$1,280.58	$1,290.15

	2016			2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(4.7)%	(3.4)%	(2.7)%	(6.6)%	(5.0)%	(4.4)%	(9.1)%	(7.2)%	(7.2)%

Operating expenses	5.0%	3.7%	2.9%	5.0%	3.7%	2.9%	5.4%	3.7%	3.3%
Incentive fees	-%	-%	-%	1.6%	1.4%	1.5%	3.8%	3.6%	3.9%

Total expenses	5.0%	3.7%	2.9%	6.6%	5.1%	4.4%	9.2%	7.3%	7.2%

Total return:
Total return before incentive fees	(3.0)%	(1.8)%	(1.1)%	(0.5)%	0.6%	1.4%	22.7%	24.5%	25.7%
Incentive fees	-%	-%	-%	(1.6)%	(1.4)%	(1.5)%	(3.8)%	(3.6)%	(3.9)%

Total return after incentive fees	(3.0)%	(1.8)%	(1.1)%	(2.1)%	(0.8)%	(0.1)%	18.9%	20.9%	21.8%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income allocated from the Master less total expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s and the Master’s counterparty is an exchange or clearing organization.

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

9.	Subsequent Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(7,921,704)	$(4,323,082)	$7,457,598	$8,576,863
Total investment income	148,996	158,555	133,684	133,868
Total expenses	(2,694,605)	(2,894,231)	(2,820,236)	(2,861,461)

Net income (loss)	$(10,467,313)	$(7,058,758)	$4,771,046	$5,849,270

Increase (decrease) in net asset value per Redeemable Unit of Class A	$(60.86)	$(40.98)	$26.26	$34.49

Increase (decrease) in net asset value per Redeemable Unit of Class D	$(53.86)	$(34.70)	$28.94	$36.51

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$(52.59)	$(32.87)	$31.98	$39.57

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$2,279,658	$8,191,347	$(22,075,298)	$20,293,440
Total investment income	37,689	8,603	3,443	3,920
Total expenses	(2,712,371)	(2,682,164)	(2,633,717)	(6,153,037)

Net income (loss)	$(395,024)	$5,517,786	$(24,705,572)	$14,144,323

Increase (decrease) in net asset value per Redeemable Unit of Class A	$(1.77)	$33.01	$(151.08)	$91.59

Increase (decrease) in net asset value per Redeemable Unit of Class D	$2.32	$34.80	$(136.86)	$89.37

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$4.76	$37.60	$(135.80)	$92.66

To the Limited Partners of

CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
CMF Winton Master L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
855-672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

CMF Winton Master L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $416,693,176 and $472,872,074 at December 31, 2016 and 2015, respectively)	$416,864,386	$472,950,344
Cash at MS&Co. (Note 3c)	-	25,746,373
Cash margin (Note 3c)	68,379,250	99,262,577
Net unrealized appreciation on open futures contracts	10,740,072	5,389,377

Total equity in trading account	495,983,708	603,348,671
Cash at bank (Note 1)	217	-

Total assets	$495,983,925	$603,348,671

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$1,650,934	$269,234
Accrued expenses:
Professional fees	40,013	38,067

Total liabilities	1,690,947	307,301

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at December 31, 2016 and 2015	-	-
Limited Partners, 130,613.6627 and 161,976.6460 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	494,292,978	603,041,370

Total partners’ capital (net asset value)	494,292,978	603,041,370

Total liabilities and partners’ capital	$495,983,925	$603,348,671

Net asset value per Redeemable Unit	$3,784.39	$3,723.01

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2016

			Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy			436	$488,528	0.10%
Grains			611	(669,759)	(0.14)
Indices			6,388	2,488,495	0.51
Interest Rates U.S.			607	54,008	0.01
Interest Rates Non-U.S.			2,544	687,914	0.14
Livestock			214	215,568	0.04
Metals			5	(28,210)	(0.01)
Softs			249	(197,243)	(0.04)

Total futures contracts purchased				3,039,301	0.61

Futures Contracts Sold
Currencies			3,392	3,433,399	0.69
Energy			169	(335,387)	(0.06)
Grains			1,592	415,561	0.08
Indices			227	(37,389)	(0.01)
Interest Rates U.S.			860	(239,781)	(0.05)
Interest Rates Non-U.S.			5,375	978,244	0.20
Livestock			20	(68,990)	(0.01)
Metals			678	1,388,583	0.28
Softs			448	2,166,531	0.44

Total futures contracts sold				7,700,771	1.56

Net unrealized appreciation on open futures contracts				$10,740,072	2.17%

Unrealized Appreciation on Open Forward Contracts
Currencies			$205,499,621	$3,683,915	0.74%
Metals			665	1,925,249	0.39

Total unrealized appreciation on open forward contracts				5,609,164	1.13

Unrealized Depreciation on Open Forward Contracts
Currencies			$218,825,586	(2,741,186)	(0.55)
Metals			907	(4,518,912)	(0.91)

Total unrealized depreciation on open forward contracts				(7,260,098)	(1.46)

Net unrealized depreciation on open forward contracts				$(1,650,934)	(0.33)%

U.S. Government Securities

Face Amount	Maturity Date	Description		Fair Value	% of Partners’ Capital
$ 350,000,000	1/19/2017	U.S. Treasury bills, 0.365% * (Amortized cost of $349,772,889)		$349,922,708	70.79%
$ 17,000,000	2/2/2017	U.S. Treasury bills, 0.41% * (Amortized cost of $16,986,641)		16,993,136	3.44
$ 50,000,000	3/16/2017	U.S. Treasury bills, 0.525% * (Amortized cost of $49,933,646)		49,948,542	10.11

Total U.S. Government Securities				$416,864,386	84.34%

*	Liquid non-cash held as collateral.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	510	$30,126	0.01%
Energy	75	(7,647)	(0.00)	**
Grains	95	(17,551)	(0.00)	**
Indices	2,628	1,099,760	0.18
Interest Rates U.S.	614	(610,774)	(0.10)
Interest Rates Non-U.S.	19,410	(3,062,521)	(0.51)
Livestock	3	160	0.00	**
Softs	311	64,286	0.01

Total futures contracts purchased		(2,504,161)	(0.41)

Futures Contracts Sold
Currencies	4,548	3,922,263	0.65
Energy	2,317	1,273,340	0.21
Grains	2,492	2,035,524	0.34
Indices	1,710	(453,830)	(0.08)
Interest Rates U.S.	122	(3,016)	(0.00)	**
Interest Rates Non-U.S.	556	(29,705)	(0.00)	**
Livestock	394	(660,400)	(0.11)
Metals	1,441	2,011,420	0.33
Softs	544	(202,058)	(0.03)

Total futures contracts sold		7,893,538	1.31

Net unrealized appreciation on open futures contracts		$5,389,377	0.90%

Unrealized Appreciation on Open Forward Contracts
Currencies	$285,098,551	$3,394,312	0.56%
Metals	492	1,854,557	0.31

Total unrealized appreciation on open forward contracts		5,248,869	0.87

Unrealized Depreciation on Open Forward Contracts
Currencies	$245,182,550	(4,880,125)	(0.81)
Metals	353	(637,978)	(0.11)

Total unrealized depreciation on open forward contracts		(5,518,103)	(0.92)

Net unrealized depreciation on open forward contracts		$(269,234)	(0.05)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$128,000,000	1/21/2016	U.S. Treasury bills, 0.19% * (Amortized cost of $127,981,084)	$127,991,600	21.23%
$345,000,000	2/11/2016	U.S. Treasury bills, 0.125% * (Amortized cost of $344,890,990)	344,958,744	57.20

Total U.S. Government Securities			$472,950,344	78.43%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income	$1,359,616	$152,157	$111,655

Expenses:
Clearing fees (Note 3c)	641,781	807,144	852,175
Professional fees	73,741	105,457	125,301

Total expenses	715,522	912,601	977,476

Net investment income (loss)	644,094	(760,444)	(865,821)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	8,027,637	51,728,772	171,648,092
Net change in unrealized gains (losses) on open contracts	4,077,813	(21,891,079)	(6,714,039)

Total trading results	12,105,450	29,837,693	164,934,053

Net income (loss)	$12,749,544	$29,077,249	$164,068,232

Net income (loss) per Redeemable Unit (Note 7)*	$63.01	$153.12	$814.99

Weighted average Redeemable Units outstanding	142,260.9508	179,016.7911	220,902.6826

*	Represents the change in net asset value per Redeemable Unit during the year before distribution of interest income to feeder funds.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

Partners’ Capital
Partners’ Capital, December 31, 2013	$700,949,432
Net income (loss)	164,068,232
Subscriptions of 15,448.4607 Redeemable Units	45,189,157
Redemptions of 74,354.9421 Redeemable Units	(212,293,354)
Distribution of interest income to feeder funds	(111,655)

Partners’ Capital, December 31, 2014	697,801,812
Net income (loss)	29,077,249
Subscriptions of 21,244.7232 Redeemable Units	78,552,619
Redemptions of 54,714.7700 Redeemable Units	(202,323,573)
Distribution of interest income to feeder funds	(66,737)

Partners’ Capital, December 31, 2015	603,041,370
Net income (loss)	12,749,544
Subscriptions of 7,585.9488 Redeemable Units	29,302,484
Redemptions of 38,948.9321 Redeemable Units	(150,568,990)
Distribution of interest income to feeder funds	(231,430)

Partners’ Capital, December 31, 2016	$494,292,978

Net asset value per Redeemable Unit:

2014:	$ 3,570.29

2015:	$ 3,723.01

2016:	$ 3,784.39

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

1.	Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. All trading decisions for the Master are made by the Advisor (defined below).

On November 1, 2004 (commencement of trading operations), CMF Winton Feeder I L.P. (“Winton Feeder”) allocated substantially all of its capital and Orion Futures Fund L.P. (“Orion”) allocated a portion of its capital to the Master. Winton Feeder purchased 2,000.0000 Redeemable Units with cash equal to $2,000,000. On September 30, 2014, Winton Feeder redeemed its investment in the Master. This amounted to 372.6816 Redeemable Units with cash equal to $1,124,465. Orion purchased 35,389.8399 Redeemable Units with cash equal to $33,594,083 and a contribution of open commodity futures and forward contracts with a fair value of $1,795,757. On December 1, 2004, Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 52,981.2908 Redeemable Units with cash equal to $57,471,493. On August 31, 2011, Tactical Diversified redeemed its investment in the Master. This amounted to 12,054.4847 Redeemable Units with cash equal to $29,538,004. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 5,741.8230 Redeemable Units with cash equal to $7,000,000. On February 1, 2007, Managed Futures Premier Abingdon L.P. (“Abingdon”) allocated a portion of its capital to the Master and purchased 9,017.0917 Redeemable Units with cash equal to $12,945,000. On March 1, 2007, Global Futures Fund Ltd. (“Global Futures”) allocated a portion of its capital to the Master and purchased 1,875.7046 Redeemable Units with cash equal to $2,500,000. On June 1, 2013, Morgan Stanley Managed Futures Custom Solutions Fund LP – Series A (“Custom Solutions”) allocated a portion of its capital to the Master and purchased 383.1755 Redeemable Units with cash equal to $1,000,000. The Master permits commodity pools managed by Winton Capital Management Limited (the “Advisor”) using the Winton Futures Program (formerly, the Winton Diversified Program, as applied without equities), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

During the periods covered by this report, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Master also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

At December 31, 2016, the Master operated under a structure where its investors consisted of Orion, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions (each a “Feeder,” collectively, the “Funds”). Orion, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions each owned approximately 51.4%, 1.0%, 45.8%, 1.1% and 0.7% of the Master at December 31, 2016, respectively. Orion, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions each owned approximately 58.4%, 1.1%, 38.9%, 0.9% and 0.7% of the Master at December 31, 2015, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

CMF Winton Master L.P.

Notes to Financial Statements

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $8,098,626 (cost of $ 8,082,720) and $15,762,494 (cost of $15,855,406) at December 31, 2016 and 2015, respectively. Winton Master’s margin requirement of $76,293,352 as of December 31, 2016, was met from a combination of 1) U.S. Treasury bills held at MS&Co. and 2) cash margin held at MS&Co. of $68,379,250 as of December 31, 2016.

d.

Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro-rata among the Funds at the time of such determination.

e.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

g.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

CMF Winton Master L.P.

Notes to Financial Statements

h.

Fair Value of Financial Instruments. The carrying value of the Master’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or MS&Co. and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement with MS&Co. (the “Customer Agreement”) and a foreign exchange brokerage account agreement with MS&Co.

Under the Customer Agreement and the foreign exchange brokerage account agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets available for trading in commodity interests are deposited in the Master’s brokerage account at MS&Co. The Master’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2016 and 2015, the amount of cash held by the Master for margin requirements was $68,379,250 and $99,262,577, respectively. The Customer Agreement may generally be terminated upon notice by either party.

CMF Winton Master L.P.

Notes to Financial Statements

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2016 and 2015 were 32,581 and 47,772, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2016 and 2015 were 936 and 1,040, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2016 and 2015 were $568,484,980 and $625,854,119, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2016 and 2015, respectively.

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$16,580,686	$(5,840,614)	$10,740,072	$-	$-	$10,740,072
Forwards	5,609,164	(5,609,164)	-	-	-	-

Total assets	$22,189,850	$(11,449,778)	$10,740,072	$-	$-	$10,740,072

Liabilities
Futures	$(5,840,614)	$5,840,614	$-	$-	$-	$-
Forwards	(7,260,098)	5,609,164	(1,650,934)	-	-	(1,650,934)

Total liabilities	$(13,100,712)	$11,449,778	$(1,650,934)	$-	$-	$(1,650,934)

Net fair value						$9,089,138	*

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$17,800,660	$(12,411,283)	$5,389,377	$-	$-	$5,389,377
Forwards	5,248,869	(5,248,869)	-	-	-	-

Total assets	$23,049,529	$(17,660,152)	$5,389,377	$-	$-	$5,389,377

Liabilities
Futures	$(12,411,283)	$12,411,283	$-	$-	$-	$-
Forwards	(5,518,103)	5,248,869	(269,234)	-	-	(269,234)

Total liabilities	$(17,929,386)	$17,660,152	$(269,234)	$-	$-	$(269,234)

Net fair value						$5,120,143	*

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

CMF Winton Master L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2016 and 2015, respectively.

	December 31, 2016
Assets
Futures Contracts
Currencies	$3,749,363
Energy	551,720
Grains	617,396
Indices	5,061,697
Interest Rates U.S.	367,071
Interest Rates Non-U.S.	2,095,184
Livestock	230,256
Metals	1,590,193
Softs	2,317,806

Total unrealized appreciation on open futures contracts	16,580,686

Liabilities
Futures Contracts
Currencies	(315,964)
Energy	(398,579)
Grains	(871,594)
Indices	(2,610,591)
Interest Rates U.S.	(552,844)
Interest Rates Non-U.S.	(429,026)
Livestock	(83,678)
Metals	(229,820)
Softs	(348,518)

Total unrealized depreciation on open futures contracts	(5,840,614)

Net unrealized appreciation on open futures contracts	$10,740,072	*

Assets
Forward Contracts
Currencies	$3,683,915
Metals	1,925,249

Total unrealized appreciation on open forward contracts	5,609,164

Liabilities
Forward Contracts
Currencies	(2,741,186)
Metals	(4,518,912)

Total unrealized depreciation on open forward contracts	(7,260,098)

Net unrealized depreciation on open forward contracts	$(1,650,934)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

CMF Winton Master L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
Sector
Currencies	$19,150,065		$(7,215,757)		$22,002,118
Energy	(17,414,694)		31,038,579		48,086,222
Grains	(5,876,807)		(3,427,761)		(16,897,203)
Indices	(792,804)		(22,507,686)		(4,416,908)
Interest Rates U.S.	5,069,108		3,171,758		21,903,430
Interest Rates Non-U.S.	36,333,655		15,738,906		90,216,048
Livestock	398,145		2,295,247		8,264,282
Metals	(25,923,637)		6,882,258		(2,002,323)
Softs	1,162,419		3,862,149		(2,221,613)

Total	$12,105,450	***	$29,837,693	***	$164,934,053	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$416,864,386	$-	$416,864,386	$-
Futures	16,580,686	16,580,686	-	-
Forwards	5,609,164	1,925,249	3,683,915	-

Total assets	$439,054,236	$18,505,935	$420,548,301	$-

Liabilities
Futures	$5,840,614	$5,840,614	$-	$-
Forwards	7,260,098	4,518,912	2,741,186	-

Total liabilities	$13,100,712	$10,359,526	$2,741,186	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$472,950,344	$-	$472,950,344	$-
Futures	17,800,660	17,800,660	-	-
Forwards	5,248,869	1,854,557	3,394,312	-

Total assets	$495,999,873	$19,655,217	$476,344,656	$-

Liabilities
Futures	$12,411,283	$12,411,283	$-	$-
Forwards	5,518,103	637,978	4,880,125	-

Total liabilities	$17,929,386	$13,049,261	$4,880,125	$-

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Master’s profits, except for distribution of interest income to feeder funds, as applicable. A limited partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master.

CMF Winton Master L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$58.48	$157.43	$819.10
Net investment income (loss)	4.53	(4.31)	(4.11)

Increase (decrease) for the year	63.01	153.12	814.99
Distribution of interest income to feeder funds	(1.63)	(0.40)	(0.51)
Net asset value per Redeemable Unit, beginning of year	3,723.01	3,570.29	2,755.81

Net asset value per Redeemable Unit, end of year	$3,784.39	$3,723.01	$3,570.29

Ratios to Average Limited Partners’ Capital:
Net investment income (loss)**	0.1%	(0.1)%	(0.1)%

Operating expenses	0.1%	0.1%	0.2%

Total return	1.7%	4.3%	29.6%

*

Net investment income (loss) per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

CMF Winton Master L.P.

Notes to Financial Statements

8.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 20.7% to 42.8% of the Master’s contracts are traded OTC.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

9.	Subsequent Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

Effective February 27, 2017, Custom Solutions changed its name from Morgan Stanley Managed Futures Custom Solutions Fund LP - Series A to Managed Futures Custom Solutions Fund LP - Series A.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(17,659,837)	$(9,789,886)	$17,050,084	$22,505,089
Total investment income	334,853	363,578	319,721	341,464
Total expenses	(171,534)	(174,281)	(182,323)	(187,384)

Net income (loss)	$(17,496,518)	$(9,600,589)	$17,187,482	$22,659,169

Increase (decrease) in net asset value per Redeemable Unit	$(128.91)	$(69.34)	$120.39	$140.87

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$5,996,908	$24,499,530	$(63,902,539)	$63,243,794
Total investment income	101,593	24,539	11,695	14,330
Total expenses	(198,718)	(236,379)	(246,477)	(231,027)

Net income (loss)	$5,899,783	$24,287,690	$(64,137,321)	$63,027,097

Increase (decrease) in net asset value per Redeemable Unit	$39.29	$132.89	$(360.86)	$341.80

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 1.0% (paid monthly) of the Partnership’s net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2017, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	1,909.7640	80.2%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the years ended December 31, 2016 and 2015 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016	$83,800
2015	$74,100

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015.

Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

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

10.3(a)

Agency Agreement among the Partnership, the General Partner and Citigroup Global Markets Inc., effective February 1, 2007 (filed as Exhibit 10.3 to the General Form for Registration of Securities on Form 10-12G filed on April 30, 2008 and incorporated herein by reference).

(b)

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Smith Barney LLC ( doing business as Morgan Stanley Wealth Management), dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

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
Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017	Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.