Form 10-Q
period 2017-03-31
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2017-05-11
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-53210

MANAGED FUTURES PREMIER ABINGDON L.P.

(Exact name of registrant as specified in its charter)

New York	20-3845005
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address of principal executive offices) (Zip Code)

(855) 672-4468

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer            Accelerated filer                    Non-accelerated filer X

Smaller reporting company            Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of April 30, 2017, there were 157,468.5117 Limited Partnership Class A Redeemable Units outstanding, 13,940.1566 Limited Partnership Class D Redeemable Units outstanding and 1,293.0522 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016

Assets:
Investment in the Master(1), at fair value	$236,444,110	$226,279,019
Cash at MS&Co.	341,673	290,145
Cash at bank	1,022	217

Total assets	$236,786,805	$226,569,381

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$368,955	$354,362
Management fees	295,179	282,485
General Partner fees	196,786	188,323
Professional fees	274,868	227,107
Redemptions payable to Limited Partners	4,511,587	7,952,753

Total liabilities	5,647,375	9,005,030

Partners’ Capital:
General Partner, Class Z, 2,125.5810 and 1,909.7640 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	2,738,090	2,435,827
Limited Partners, Class A, 158,929.7747 and 150,497.4117 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	209,210,746	197,142,459
Limited Partners, Class D, 13,940.1566 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	17,524,935	17,384,759
Limited Partners, Class Z, 1,293.0522 and 471.4422 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	1,665,659	601,306

Total partners’ capital (net asset value)	231,139,430	217,564,351

Total liabilities and partners’ capital	$236,786,805	$226,569,381

Class A, net asset value per Redeemable Unit	$1,316.37	$1,309.94

Class D, net asset value per Redeemable Unit	$1,257.15	$1,247.10

Class Z, net asset value per Redeemable Unit	$1,288.16	$1,275.46

(1)        Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Income:
Interest income allocated from the Master	$251,572	$133,868

Expenses:
Expenses allocated from the Master	80,604	75,257
Ongoing selling agent fees	1,115,848	1,131,306
Management fees	889,174	902,961
General Partner fees	592,782	601,972
Professional fees	140,300	149,965

Total expenses	2,818,708	2,861,461

Net investment loss	(2,567,136)	(2,727,593)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	9,022,292	8,410,392
Net change in unrealized gains (losses) on open contracts allocated from the Master	(5,269,338)	166,471

Total trading results	3,752,954	8,576,863

Net income (loss)	$1,185,818	$5,849,270

Net income (loss) allocation by Class:
Class A	$1,014,291	$5,238,836

Class D	$140,176	$517,804

Class Z	$31,351	$92,630

Net asset value per Redeemable Unit:
Class A (158,929.7747 and 153,317.8442 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$1,316.37	$1,385.52

Class D (13,940.1566 and 14,179.1386 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$1,257.15	$1,306.72

Class Z (3,418.6332 and 2,341.3742 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$1,288.16	$1,328.94

Net income (loss) per Redeemable Unit*
Class A	$6.43	$34.49

Class D	$10.05	$36.51

Class Z	$12.70	$39.57

Weighted average Redeemable Units outstanding
Class A	165,110.6037	153,311.6552

Class D	13,940.1566	14,179.1386

Class Z	2,870.8932	2,341.3742

 *        Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$197,142,459	150,497.4117	$17,384,759	13,940.1566	$3,037,133	2,381.2062	$217,564,351	166,818.7745
Subscriptions - Limited Partners	23,381,406	17,862.0640	-	-	1,060,000	821.6100	24,441,406	18,683.6740
Subscriptions - General Partner	-	-	-	-	275,265	215.8170	275,265	215.8170
Net income (loss)	1,014,291	-	140,176	-	31,351	-	1,185,818	-
Redemptions - Limited Partners	(12,327,410)	(9,429.7010)	-	-	-	-	(12,327,410)	(9,429.7010)

Partners’ Capital, March 31, 2017	$209,210,746	158,929.7747	$17,524,935	13,940.1566	$4,403,749	3,418.6332	$231,139,430	176,288.5645

Partners’ Capital, December 31, 2015	$204,669,817	151,491.9322	$18,010,427	14,179.1386	$3,018,907	2,341.3742	$225,699,151	168,012.4450
Subscriptions - Limited Partners	8,720,457	6,167.2670	-	-	-	-	8,720,457	6,167.2670
Net income (loss)	5,238,836	-	517,804	-	92,630	-	5,849,270	-
Redemptions - Limited Partners	(6,203,430)	(4,341.3550)	-	-	-	-	(6,203,430)	(4,341.3550)

Partners’ Capital, March 31, 2016	$212,425,680	153,317.8442	$18,528,231	14,179.1386	$3,111,537	2,341.3742	$234,065,448	169,838.3570

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. All trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2017.

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) and certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12th of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

At March 31, 2017 and December 31, 2016, the Partnership owned approximately 50.6% and 45.8%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The Master has entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s’ investments were carried at fair value and classified as Level 1 and level 2 measurements.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Investment. The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Redeemable Unit, as a practical expedient, as calculated by the Master. The valuation of the Master’s investments, including the classification within the fair value hierarchy of the investments held by the Master, are described in Note 5, “Fair Value Measurements.”

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $19,877,172 (cost of $19,845,171) and $8,098,626 (cost of $8,082,720) as of March 31, 2017 and December 31, 2016, respectively. The Master’s margin requirement of $76,293,352 as of December 31, 2016 was met from a combination of 1) U.S. Treasury bills held at MS&Co. and 2) cash margin held at MS&Co. of $68,379,250 as of December 31, 2016.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2017 and 2016 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016

Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $416,693,176 at March 31, 2017 and December 31, 2016, respectively)	$-	$416,864,386
Cash at MS&Co.	398,730,138	-
Cash margin	69,941,404	68,379,250
Net unrealized appreciation on open futures contracts	-	10,740,072
Net unrealized appreciation on open forward contracts	2,490,477	-

Total equity in trading account	471,162,019	495,983,708
Cash at bank	1,022	217

Total assets	$471,163,041	$495,983,925

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$3,790,852	$-
Net unrealized depreciation on open forward contracts	-	1,650,934
Accrued expenses:
Professional fees	55,762	40,013

Total liabilities	3,846,614	1,690,947

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	-	-
Limited Partners, 121,527.2032 and 130,613.6627 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	467,316,427	494,292,978

Total partners’ capital (net asset value)	467,316,427	494,292,978

Total liabilities and partners’ capital	$471,163,041	$495,983,925

Net asset value per Redeemable Unit	$3,845.36	$3,784.39

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	738	$372,540	0.08%
Energy	241	(14,168)	(0.00) *
Grains	96	(289,440)	(0.06)
Indices	6,949	1,127,129	0.23
Interest Rates U.S.	1,301	125,462	0.03
Interest Rates Non-U.S.	2,570	(56,598)	(0.01)
Livestock	297	116,793	0.02
Metals	7	6,255	0.00 *
Softs	146	120,874	0.03

Total futures contracts purchased		1,508,847	0.32

Futures Contracts Sold
Currencies	2,475	(3,264,300)	(0.70)
Energy	289	(494,120)	(0.10)
Grains	1,420	1,165,768	0.25
Indices	813	(746,246)	(0.16)
Interest Rates U.S.	936	(621,195)	(0.13)
Interest Rates Non-U.S.	6,390	(1,530,340)	(0.33)
Livestock	1	-	-
Metals	199	(169,290)	(0.04)
Softs	600	360,024	0.08

Total futures contracts sold		(5,299,699)	(1.13)

Net unrealized depreciation on open futures contracts		$(3,790,852)	(0.81)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$221,082,886	$3,458,110	0.74%
Metals	486	844,281	0.18

Total unrealized appreciation on open forward contracts		4,302,391	0.92

Unrealized Depreciation on Open Forward Contracts
Currencies	$113,767,473	(1,030,914)	(0.22)
Metals	302	(781,000)	(0.17)

Total unrealized depreciation on open forward contracts		(1,811,914)	(0.39)

Net unrealized appreciation on open forward contracts		$2,490,477	0.53%

* Due to rounding

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	436	$488,528	0.10%
Grains	611	(669,759)	(0.14)
Indices	6,388	2,488,495	0.51
Interest Rates U.S.	607	54,008	0.01
Interest Rates Non-U.S.	2,544	687,914	0.14
Livestock	214	215,568	0.04
Metals	5	(28,210)	(0.01)
Softs	249	(197,243)	(0.04)

Total futures contracts purchased		3,039,301	0.61

Futures Contracts Sold
Currencies	3,392	3,433,399	0.69
Energy	169	(335,387)	(0.06)
Grains	1,592	415,561	0.08
Indices	227	(37,389)	(0.01)
Interest Rates U.S.	860	(239,781)	(0.05)
Interest Rates Non-U.S.	5,375	978,244	0.20
Livestock	20	(68,990)	(0.01)
Metals	678	1,388,583	0.28
Softs	448	2,166,531	0.44

Total futures contracts sold		7,700,771	1.56

Net unrealized appreciation on open futures contracts		$10,740,072	2.17%

Unrealized Appreciation on Open Forward Contracts
Currencies	$205,499,621	$3,683,915	0.74%
Metals	665	1,925,249	0.39

Total unrealized appreciation on open forward contracts		5,609,164	1.13

Unrealized Depreciation on Open Forward Contracts
Currencies	$218,825,586	(2,741,186)	(0.55)
Metals	907	(4,518,912)	(0.91)

Total unrealized depreciation on open forward contracts		(7,260,098)	(1.46)

Net unrealized depreciation on open forward contracts		$(1,650,934)	(0.33)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.365% *
$ 350,000,000	1/19/2017	(Amortized cost of $349,772,889)	$349,922,708	70.79%
		U.S. Treasury bills, 0.41% *
$ 17,000,000	2/2/2017	(Amortized cost of $16,986,641)	16,993,136	3.44
		U.S. Treasury bills, 0.525% *
$ 50,000,000	3/16/2017	(Amortized cost of $49,933,646)	49,948,542	10.11

Total U.S. Government Securities			$416,864,386	84.34%

*    Liquid non-cash held as collateral.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$553,002	$341,464

Expenses:
Clearing fees	146,069	166,861
Professional fees	15,946	20,523

Total expenses	162,015	187,384

Net investment income (loss)	390,987	154,080

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	17,804,386	21,048,317
Net change in unrealized gains (losses) on open contracts	(10,373,418)	1,456,772

Total trading results	7,430,968	22,505,089

Net income (loss)	7,821,955	22,659,169
Subscriptions - Limited Partners	25,469,347	8,720,457
Redemptions - Limited Partners	(59,850,465)	(57,703,322)
Distribution of interest income to feeder funds	(417,388)	(76,412)

Net increase (decrease) in Partners’ Capital	(26,976,551)	(26,400,108)
Partners’ Capital, beginning of period	494,292,978	603,041,370

Partners’ Capital, end of period	$467,316,427	$576,641,262

Net asset value per Redeemable Unit (121,527.2032 and 149,258.1324 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$3,845.36	$3,863.38

Net income (loss) per Redeemable Unit*	$64.28	$140.87

Weighted average Redeemable Units outstanding	126,010.1404	157,072.6376

* Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017			2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses)	$21.00	$20.04	$20.53	$51.09	$47.94	$48.62
Net investment loss	(14.57)	(9.99)	(7.83)	(16.60)	(11.43)	(9.05)

Increase (decrease) for the period	6.43	10.05	12.70	34.49	36.51	39.57
Net asset value per Redeemable Unit, beginning of period	1,309.94	1,247.10	1,275.46	1,351.03	1,270.21	1,289.37

Net asset value per Redeemable Unit, end of period	$1,316.37	$1,257.15	$1,288.16	$1,385.52	$1,306.72	$1,328.94

	Three Months Ended March 31,
	2017			2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.7)%	(3.3)%	(2.6)%	(4.8)%	(3.5)%	(2.7)%

Operating expenses	5.1%	3.7%	3.1%	5.0%	3.7%	2.9%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.1%	3.7%	3.1%	5.0%	3.7%	2.9%

Total return:
Total return before incentive fees	0.5%	0.8%	1.0%	2.6%	2.9%	3.1%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	0.5%	0.8%	1.0%	2.6%	2.9%	3.1%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Master.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$61.18	$139.85
Net investment income (loss)	3.10	1.02

Increase (decrease) for the period	64.28	140.87
Distribution of interest income to feeder funds	(3.31)	(0.50)
Net asset value per Redeemable Unit, beginning of period	3,784.39	3,723.01

Net asset value per Redeemable Unit, end of period	$3,845.36	$3,863.38

	Three Months Ended
	March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.3%	0.1%

Operating expenses	0.1%	0.1%

Total return	1.7%	3.8%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2017 and 2016 was 25,178 and 39,982, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended March 31, 2017 and 2016 was 990 and 708, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended March 31, 2017 and 2016 was $447,690,640 and $592,425,746, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of March 31, 2017 and December 31, 2016, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
March 31, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$7,738,975	$(7,738,975)	$-	$-	$-	$-
Forwards	4,302,391	(1,811,914)	2,490,477	-	-	2,490,477

Total assets	$12,041,366	$(9,550,889)	$2,490,477	$-	$-	$2,490,477

Liabilities
Futures	$(11,529,827)	$7,738,975	$(3,790,852)	$-	$-	$(3,790,852)
Forwards	(1,811,914)	1,811,914	-	-	-	-

Total liabilities	$(13,341,741)	$9,550,889	$(3,790,852)	$-	$-	$(3,790,852)

Net fair value						$(1,300,375)	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
Futures	$16,580,686	$(5,840,614)	$10,740,072	$-	$-	$10,740,072
Forwards	5,609,164	(5,609,164)	-	-	-	-

Total assets	$22,189,850	$(11,449,778)	$10,740,072	$-	$-	$10,740,072

Liabilities
Futures	$(5,840,614)	$5,840,614	$-	$-	$-	$-
Forwards	(7,260,098)	5,609,164	(1,650,934)	-	-	(1,650,934)

Total liabilities	$(13,100,712)	$11,449,778	$(1,650,934)	$-	$-	$(1,650,934)

Net fair value						$9,089,138	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31,
	2017
Assets
Futures Contracts
Currencies	$697,194
Energy	167,745
Grains	1,208,594
Indices	4,152,540
Interest Rates U.S.	215,689
Interest Rates Non-U.S.	373,908
Livestock	198,278
Metals	34,570
Softs	690,457

Total unrealized appreciation on open futures contracts	7,738,975

Liabilities
Futures Contracts
Currencies	(3,588,954)
Energy	(676,033)
Grains	(332,266)
Indices	(3,771,657)
Interest Rates U.S.	(711,422)
Interest Rates Non-U.S.	(1,960,846)
Livestock	(81,485)
Metals	(197,605)
Softs	(209,559)

Total unrealized depreciation on open futures contracts	(11,529,827)

Net unrealized depreciation on open futures contracts	$(3,790,852)	*

Assets
Forward Contracts
Currencies	$3,458,110
Metals	844,281

Total unrealized appreciation on open forward contracts	4,302,391

Liabilities
Forward Contracts
Currencies	(1,030,914)
Metals	(781,000)

Total unrealized depreciation on open forward contracts	(1,811,914)

Net unrealized appreciation on open forward contracts	$2,490,477	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
Sector
Currencies	$(3,852,357)		$(4,448,739)
Energy	(4,844,453)		6,312,384
Grains	(1,950,632)		(38,929)
Indices	25,831,175		(6,778,692)
Interest Rates U.S.	(1,415,218)		6,964,820
Interest Rates Non-U.S.	(3,115,949)		36,286,973
Livestock	372,345		472,355
Metals	(4,227,962)		(16,367,259)
Softs	634,019		102,176

Total	$7,430,968	***	$22,505,089	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$7,738,975	$7,738,975	$-	$-
Forwards	4,302,391	844,281	3,458,110	-

Total assets	$12,041,366	$8,583,256	$3,458,110	$-

Liabilities
Futures	$11,529,827	$11,529,827	$-	$-
Forwards	1,811,914	781,000	1,030,914	-

Total liabilities	$13,341,741	$12,310,827	$1,030,914	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$416,864,386	$-	$416,864,386	$-
Futures	16,580,686	16,580,686	-	-
Forwards	5,609,164	1,925,249	3,683,915	-

Total assets	$439,054,236	$18,505,935	$420,548,301	$-

Liabilities
Futures	$5,840,614	$5,840,614	$-	$-
Forwards	7,260,098	4,518,912	2,741,186	-

Total liabilities	$13,100,712	$10,359,526	$2,741,186	$-

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 22.7% to 27.1% of the Master’s contracts are traded OTC.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to market risk equal to the value of futures and forward contracts held and unlimited liability on such contracts sold short.

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

In the ordinary course of business, the Master enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Master. The Master consider the risk of any future obligation relating to these indemnifications to be remote.

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of cash at MS&Co., cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Master’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Master from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Master from trading in potentially profitable markets or prevent the Master from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Master’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Master know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Master’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership capital increased 6.2% from $217,564,351 to $231,139,430. This increase was attributable to subscriptions for 17,862.0640 Redeemable Units of Class A totaling $23,381,406, subscriptions for 821.6100 Redeemable Units of Class Z totaling $1,060,000, subscriptions for 215.8170 General Partner Redeemable Units of Class Z totaling $275,265 and net income of $1,185,818. This increase was partially offset by redemptions of 9,429.7010 Redeemable Units of Class A totaling $12,327,410.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2017, the Master’s capital decreased 5.5% from $494,292,978 to $467,316,427. This decrease was attributable to redemptions of 15,819.1657 units totaling $59,850,465 and distributions of interest income to feeder funds totaling $417,388. This decrease was partially offset by subscriptions of 6,732.7062 units totaling $25,469,347 and net income of $7,821,955. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s or the Master’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

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

Results of Operations

During the Partnership’s first quarter of 2017, the net asset value per Redeemable Unit for Class A increased 0.5% from $1,309.94 to $1,316.37, as compared to an increase of 2.6% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Redeemable Unit for Class D increased 0.8% from $1,247.10 to $1,257.15, as compared to an increase of 2.9% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Redeemable Unit for Class Z increased 1.0% from $1,275.46 to $1,288.16, as compared to an increase of 3.1% in the first quarter of 2016. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2017 of $3,752,954. Gains were primarily attributable to the Master’s trading of commodity futures in indices, livestock and softs, and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2016 of $8,576,863. Gains were primarily attributable to the Master’s trading of commodity futures in energy, U.S. and non-U.S. interest rates, livestock and softs, and were partially offset by losses in currencies, grains, indices and metals.

The most significant gains were achieved within the global equity index markets during February and March from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy complex during January and February from long positions in natural gas futures as prices fell dramatically lower as mild weather throughout much of the U.S. diminished heating demand from homes and businesses. Additional losses within the energy markets were experienced during March from long positions in crude oil futures as expanding U.S. oil production added to global supplies and weighed on prices. Within the global interest rate sector, losses were recorded during January and March from long positions in European fixed income futures amid speculation of growing hawkish sentiment from the European Central Bank. Further losses in this sector were incurred during February from positions in U.S. fixed income futures. Within the currency markets, losses were experienced during January and March from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar moved lower amid increased uncertainty of future U.S. fiscal policy. Losses within the metals markets were incurred during January and February from short positions in gold and silver futures as prices rose amid increased investor demand for precious metals. Further losses were experienced during January within the agricultural sector from short positions in corn and wheat futures as prices advanced after the release of industry reports which indicated U.S. farmers may allocate fewer acres to corn and wheat plantings in 2017.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three months ended March 31, 2017 increased by $117,704 as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2017 as compared to the corresponding period in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2017 decreased by $15,458 as compared to the corresponding period in 2016. The decrease in ongoing selling agent fees is due to lower average net assets per Class during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2017 decreased by $13,787 as compared to the corresponding period in 2016. The decrease in management fees is due to lower average net assets per Class during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2017 decreased by $9,190 as compared to the corresponding period in 2016. The decrease in General Partner fees is due to lower average net assets per Class during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

    In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate assets to additional advisors at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Master accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Master’s open positions are directly reflected in the Master’s earnings and cash flow.

The Master’s risk exposure in the market sectors traded by the Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either General Partner or the Advisor in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, the Master’s total capitalization was $467,316,427 and the Partnership owned approximately 50.6% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2017 was as follows:

March 31, 2017

			Three Months Ended March 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$24,198,554	5.18%	$33,621,368	$23,558,634	$25,810,417
Energy	1,082,118	0.23	1,716,266	660,791	1,422,672
Grains	1,498,652	0.32	2,252,257	1,480,205	1,675,540
Indices	31,470,290	6.73	31,470,290	24,362,891	29,740,689
Interest Rates U.S.	4,045,256	0.87	5,362,330	4,045,256	4,392,975
Interest Rates Non-U.S.	2,522,828	0.54	4,189,587	2,187,532	2,892,544
Livestock	509,080	0.11	527,725	359,920	502,957
Metals	3,189,981	0.68	7,363,430	3,189,981	4,820,044
Softs	1,361,440	0.29	1,361,440	1,140,436	1,283,345

Total	$69,878,199	14.95%

* Average of month-end Values at Risk.

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

Item 4. Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2017, there were subscriptions for 17,862.0640 Redeemable Units of Class A totaling $23,381,406, 821.6100 Redeemable Units of Class Z totaling $1,060,000 and 215.8170 General Partner Redeemable Units of Class Z totaling $275,265. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	2,778.1410	$1,280.65	N/A	N/A
February 1, 2017 - February 28, 2017	3,224.2660	$1,320.61	N/A	N/A
March 1, 2017 - March 31, 2017	3,427.2940	$1,316.37	N/A	N/A
	9,429.7010	$1,307.30

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

Item 3. Defaults Upon Senior Securities. – None.

Item 4. Mine Safety Disclosures. – Not applicable.

Item 5. Other Information. – None.

Item 6. Exhibits.

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

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.