Form 10-Q
period 2017-06-30
MANAGED FUTURES PREMIER ABINGDON L.P.
filed 2017-08-10
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes   No X

As of July 31, 2017, there were 148,293.4367 Limited Partnership Class A Redeemable Units outstanding, 17,973.2276 Limited Partnership Class D Redeemable Units outstanding and 471.4422 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Abingdon L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investment in the Master(1), at fair value	$220,355,999	$226,279,019
Cash at MS&Co.	309,355	290,145
Cash at bank	825	217

Total assets	$220,666,179	$226,569,381

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$338,175	$354,362
Management fees	275,108	282,485
General Partner fees	183,405	188,323
Professional fees	241,426	227,107
Redemptions payable to General Partner	360,000	-
Redemptions payable to Limited Partners	5,549,168	7,952,753

Total liabilities	6,947,282	9,005,030

Partners’ Capital:
General Partner, Class Z, 1,833.4370 and 1,909.7640 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	2,259,287	2,435,827
Limited Partners, Class A, 151,085.2057 and 150,497.4117 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	189,304,434	197,142,459
Limited Partners, Class D, 17,973.2276 and 13,940.1566 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	21,574,232	17,384,759
Limited Partners, Class Z, 471.4422 Redeemable Units outstanding at June 30, 2017 and December 31, 2016	580,944	601,306

Total partners’ capital (net asset value)	213,718,897	217,564,351

Total liabilities and partners’ capital	$220,666,179	$226,569,381

Class A, net asset value per Redeemable Unit	$1,252.96	$1,309.94

Class D, net asset value per Redeemable Unit	$1,200.35	$1,247.10

Class Z, net asset value per Redeemable Unit	$1,232.27	$1,275.46

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master	$330,426	$133,684	$581,998	$267,552

Expenses:
Expenses allocated from the Master	86,467	77,654	167,071	152,911
Ongoing selling agent fees	1,052,479	1,114,162	2,168,327	2,245,468
Management fees	851,218	887,842	1,740,392	1,790,803
General Partner fees	567,479	591,896	1,160,261	1,193,868
Professional fees	138,194	148,682	278,494	298,647

Total expenses	2,695,837	2,820,236	5,514,545	5,681,697

Net investment loss	(2,365,411)	(2,686,552)	(4,932,547)	(5,414,145)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(4,037,730)	(8,635,318)	4,984,562	(224,926)
Net change in unrealized gains (losses) on open contracts allocated from the Master	(4,657,512)	16,092,916	(9,926,850)	16,259,387

Total trading results	(8,695,242)	7,457,598	(4,942,288)	16,034,461

Net income (loss)	$(11,060,653)	$4,771,046	$(9,874,835)	$10,620,316

Net income (loss) allocation by Class:
Class A	$(9,918,877)	$4,282,574	$(8,904,586)	$9,521,410

Class D	$(950,703)	$410,293	$(810,527)	$928,097

Class Z	$(191,073)	$78,179	$(159,722)	$170,809

Net asset value per Redeemable Unit:
Class A (151,085.2057 and 158,825.6532 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$1,252.96	$1,411.78	$1,252.96	$1,411.78

Class D (17,973.2276 and 14,179.1386 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$1,200.35	$1,335.66	$1,200.35	$1,335.66

Class Z (2,304.8792 and 2,381.2062 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$1,232.27	$1,360.92	$1,232.27	$1,360.92

Net income (loss) per Redeemable Unit:*
Class A	$(63.41)	$26.26	$(56.98)	$60.75

Class D	$(56.80)	$28.94	$(46.75)	$65.45

Class Z	$(55.89)	$31.98	$(43.19)	$71.55

Weighted average Redeemable Units outstanding:
Class A	157,521.3537	158,195.9512	161,315.9787	155,753.8032

Class D	16,628.8706	14,179.1386	15,284.5136	14,179.1386

Class Z	3,418.6332	2,360.0402	3,144.7632	2,350.7072

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$197,142,459	150,497.4117	$17,384,759	13,940.1566	$3,037,133	2,381.2062	$217,564,351	166,818.7745
Subscriptions - Limited Partners	26,210,664	20,033.1030	5,000,000	4,033.0710	1,060,000	821.6100	32,270,664	24,887.7840
Subscriptions - General Partner	-	-	-	-	275,265	215.8170	275,265	215.8170
Net income (loss)	(8,904,586)	-	(810,527)	-	(159,722)	-	(9,874,835)	-
Redemptions - Limited Partners	(25,144,103)	(19,445.3090)	-	-	(1,012,445)	(821.6100)	(26,156,548)	(20,266.9190)
Redemptions - General Partner	-	-	-	-	(360,000)	(292.1440)	(360,000)	(292.1440)

Partners’ Capital, June 30, 2017	$189,304,434	151,085.2057	$21,574,232	17,973.2276	$2,840,231	2,304.8792	$213,718,897	171,363.3125

Partners’ Capital, December 31, 2015	$204,669,817	151,491.9322	$18,010,427	14,179.1386	$3,018,907	2,341.3742	$225,699,151	168,012.4450
Subscriptions - Limited Partners	20,580,043	14,895.3090	-	-	50,906	39.8320	20,630,949	14,935.1410
Net income (loss)	9,521,410	-	928,097	-	170,809	-	10,620,316	-
Redemptions - Limited Partners	(10,544,671)	(7,561.5880)	-	-	-	-	(10,544,671)	(7,561.5880)

Partners’ Capital, June 30, 2016	$224,226,599	158,825.6532	$18,938,524	14,179.1386	$3,240,622	2,381.2062	$246,405,745	175,385.9980

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A (“JPMorgan”).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2017.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

At June 30, 2017 and December 31, 2016, the Partnership owned approximately 53.1% and 45.8%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $15,525,221 (cost of $15,383,648) and $8,098,626 (cost of $8,082,720) as of June 30, 2017 and December 31, 2016, respectively. The Master’s margin requirement of $76,293,352 as of December 31, 2016 was met from a combination of 1) U.S. Treasury bills held at MS&Co. and 2) restricted cash held at MS&Co. of $68,379,250 as of December 31, 2016.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and sixth months ended June 30, 2017 and 2016 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)

Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $416,693,176 at June 30, 2017 and December 31, 2016, respectively)	$-	$416,864,386
Unrestricted cash	365,366,008	-
Restricted cash	59,817,366	68,379,250
Net unrealized appreciation on open futures contracts	-	10,740,072

Total equity in trading account	425,183,374	495,983,708
Cash at bank	825	217

Total assets	$425,184,199	$495,983,925

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$8,803,744	$-
Net unrealized depreciation on open forward contracts	1,280,135	1,650,934
Accrued expenses:
Professional fees	47,572	40,013

Total liabilities	10,131,451	1,690,947

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at June 30, 2017 and December 31, 2016	-	-
Limited Partners, 112,224.9575 and 130,613.6627 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	415,052,748	494,292,978

Total partners’ capital (net asset value)	415,052,748	494,292,978

Total liabilities and partners’ capital	$425,184,199	$495,983,925

Net asset value per Redeemable Unit	$3,698.40	$3,784.39

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased

Currencies	877	$7,915	0.00	*%
Grains	71	375,721	0.09
Indices	4,243	(3,505,805)	(0.84)
Interest Rates U.S.	608	(910,273)	(0.22)
Interest Rates Non-U.S.	5,045	(3,209,436)	(0.77)
Livestock	306	112,108	0.03
Metals	4	10,630	0.00	*
Softs	18	(1,761)	(0.00)	*

Total futures contracts purchased		(7,120,901)	(1.71)

Futures Contracts Sold

Currencies	1,607	37,686	0.01
Energy	863	(1,768,284)	(0.43)
Grains	1,547	(611,363)	(0.15)
Indices	939	328,573	0.08
Interest Rates U.S.	98	9,437	0.00	*
Interest Rates Non-U.S.	507	68,281	0.02
Livestock	3	(2,690)	(0.00)	*
Metals	464	201,953	0.05
Softs	1,194	53,564	0.01

Total futures contracts sold		(1,682,843)	(0.41)

Net unrealized depreciation on open futures contracts		$(8,803,744)	(2.12)%

Unrealized Appreciation on Open Forward Contracts

Currencies	$174,690,021	$1,076,227	0.26%
Metals	365	832,914	0.20

Total unrealized appreciation on open forward contracts		1,909,141	0.46

Unrealized Depreciation on Open Forward Contracts
Currencies	$186,846,398	(1,231,825)	(0.30)
Metals	867	(1,957,451)	(0.47)

Total unrealized depreciation on open forward contracts		(3,189,276)	(0.77)

Net unrealized depreciation on open forward contracts		$(1,280,135)	(0.31)%

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

*    Liquid non-cash held as collateral.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$704,553	$319,721	$1,257,555	$661,185

Expenses:
Clearing fees	148,750	161,803	294,819	328,664
Professional fees	15,947	20,520	31,893	41,043

Total expenses	164,697	182,323	326,712	369,707

Net investment income (loss)	539,856	137,398	930,843	291,478

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(7,862,406)	(20,269,506)	9,941,980	778,811
Net change in unrealized gains (losses) on open contracts	(8,673,932)	37,319,590	(19,047,350)	38,776,362

Total trading results	(16,536,338)	17,050,084	(9,105,370)	39,555,173

Net income (loss)	(15,996,482)	17,187,482	(8,174,527)	39,846,651
Subscriptions - Limited Partners	7,829,257	12,010,492	33,298,604	20,730,949
Redemptions - Limited Partners	(43,391,901)	(28,701,797)	(103,242,366)	(86,405,119)
Distribution of interest income to feeder funds	(704,553)	(48,263)	(1,121,941)	(124,675)

Net increase (decrease) in Partners’ Capital	(52,263,679)	447,914	(79,240,230)	(25,952,194)
Partners’ Capital, beginning of period	467,316,427	576,641,262	494,292,978	603,041,370

Partners’ Capital, end of period	$415,052,748	$577,089,176	$415,052,748	$577,089,176

Net asset value per Redeemable Unit (112,224.9575 and 144,872.0830 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$3,698.40	$3,983.44	$3,698.40	$3,983.44

Net income (loss) per Redeemable Unit*	$(140.83)	$120.39	$(76.68)	$261.27

Weighted average Redeemable Units outstanding	114,997.3908	145,876.3773	120,503.7656	148,983.3565

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017			2016

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses)	$(49.55)	$(47.39)	$(48.60)	$42.13	$39.90	$40.68
Net investment loss	(13.86)	(9.41)	(7.29)	(15.87)	(10.96)	(8.70)

Increase (decrease) for the period	(63.41)	(56.80)	(55.89)	26.26	28.94	31.98
Net asset value per Redeemable Unit, beginning of period	1,316.37	1,257.15	1,288.16	1,385.52	1,306.72	1,328.94

Net asset value per Redeemable Unit, end of period	$1,252.96	$1,200.35	$1,232.27	$1,411.78	$1,335.66	$1,360.92

	Six Months Ended June 30,
	2017			2016

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses)	$(28.53)	$(27.40)	$(28.12)	$93.22	$87.84	$89.30
Net investment loss	(28.45)	(19.35)	(15.07)	(32.47)	(22.39)	(17.75)

Increase (decrease) for the period	(56.98)	(46.75)	(43.19)	60.75	65.45	71.55
Net asset value per Redeemable Unit, beginning of period	1,309.94	1,247.10	1,275.46	1,351.03	1,270.21	1,289.37

Net asset value per Redeemable Unit, end of period	$1,252.96	$1,200.35	$1,232.27	$1,411.78	$1,335.66	$1,360.92

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2017			2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.4)%	(3.2)%	(2.7)%	(4.7)%	(3.4)%	(2.7)%

Operating expenses	5.0%	3.8%	3.4%	5.0%	3.6%	2.9%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.0%	3.8%	3.4%	5.0%	3.6%	2.9%

Total return:
Total return before incentive fees	(4.8)%	(4.5)%	(4.3)%	1.9%	2.2%	2.4%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(4.8)%	(4.5)%	(4.3)%	1.9%	2.2%	2.4%

	Six Months Ended June 30,
	2017			2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.5)%	(3.2) %	(2.9)%	(4.8)%	(3.4)%	(2.7)%

Operating expenses	5.1%	3.7%	3.6%	5.0%	3.7%	2.9%
Incentive fees	-%	- %	-%	-%	-%	-%

Total expenses	5.1%	3.7%	3.6%	5.0%	3.7%	2.9%

Total return:
Total return before incentive fees	(4.3)%	(3.7) %	(3.4)%	4.5%	5.2%	5.5%
Incentive fees	-%	- %	-%	-%	-%	-%

Total return after incentive fees	(4.3)%	(3.7) %	(3.4)%	4.5%	5.2%	5.5%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(145.52)	$119.45	$(84.40)	$259.31
Net investment income (loss)	4.69	0.94	7.72	1.96

Increase (decrease) for the period	(140.83)	120.39	(76.68)	261.27
Distribution of interest income to feeder funds	(6.13)	(0.33)	(9.31)	(0.84)
Net asset value per Redeemable Unit, beginning of period	3,845.36	3,863.38	3,784.39	3,723.01

Net asset value per Redeemable Unit, end of period	$3,698.40	$3,983.44	$3,698.40	$3,983.44

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.5%	0.1%	0.4%	0.1%

Operating expenses	0.1%	0.1%	0.1%	0.1%

Total return	(3.7)%	3.1%	(2.0)%	7.0%

*

Net investment income (loss) per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2017 and 2016 was 19,893 and 31,670, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2017 and 2016 was 22,536 and 35,826, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended June 30, 2017 and 2016 was 1,208 and 930, respectively. The monthly average number of metals forward contracts traded by the Master during the six months ended June 30, 2017 and 2016 was 1,099 and 819, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended June 30, 2017 and 2016 was $415,285,012 and $613,596,023, respectively. The monthly average notional value of currency forward contracts traded by the Master during the six months ended June 30, 2017 and 2016 was $431,487,826 and $603,010,884, respectively.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of June 30, 2017 and December 31, 2016, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
June 30, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Amount

Assets
Futures	$4,086,114	$(4,086,114)	$-	$-	$-	$-
Forwards	1,909,141	(1,909,141)	-	-	-	-

Total assets	$5,995,255	$(5,995,255)	$-	$-	$-	$-

Liabilities
Futures	$(12,889,858)	$4,086,114	$(8,803,744)	$-	$-	$(8,803,744)
Forwards	(3,189,276)	1,909,141	(1,280,135)	-	-	(1,280,135)

Total liabilities	$(16,079,134)	$5,995,255	$(10,083,879)	$-	$-	$(10,083,879)

Net fair value						$(10,083,879)	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Amount

Assets
Futures	$16,580,686	$(5,840,614)	$10,740,072	$-	$-	$10,740,072
Forwards	5,609,164	(5,609,164)	-	-	-	-

Total assets	$22,189,850	$(11,449,778)	$10,740,072	$-	$-	$10,740,072

Liabilities
Futures	$(5,840,614)	$5,840,614	$-	$-	$-	$-
Forwards	(7,260,098)	5,609,164	(1,650,934)	-	-	(1,650,934)

Total liabilities	$(13,100,712)	$11,449,778	$(1,650,934)	$-	$-	$(1,650,934)

Net fair value						$9,089,138	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

	June 30,
	2017
Assets
Futures Contracts
Currencies	$1,552,994
Energy	7,992
Grains	584,838
Indices	645,079
Interest Rates U.S.	9,437
Interest Rates Non-U.S.	107,943
Livestock	353,988
Metals	375,981
Softs	447,862

Total unrealized appreciation on open futures contracts	4,086,114

Liabilities
Futures Contracts
Currencies	(1,507,393)
Energy	(1,776,276)
Grains	(820,480)
Indices	(3,822,311)
Interest Rates U.S.	(910,273)
Interest Rates Non-U.S.	(3,249,098)
Livestock	(244,570)
Metals	(163,398)
Softs	(396,059)

Total unrealized depreciation on open futures contracts	(12,889,858)

Net unrealized depreciation on open futures contracts	$(8,803,744)	*

Assets
Forward Contracts
Currencies	$1,076,227
Metals	832,914

Total unrealized appreciation on open forward contracts	1,909,141

Liabilities
Forward Contracts
Currencies	(1,231,825)
Metals	(1,957,451)

Total unrealized depreciation on open forward contracts	(3,189,276)

Net unrealized depreciation on open forward contracts	$(1,280,135)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Sector
Currencies	$(11,846,606)		$11,775,135		$(15,698,963)		$7,326,396
Energy	(6,135,873)		(8,127,874)		(10,980,326)		(1,815,490)
Grains	(411,123)		(1,900,206)		(2,361,755)		(1,939,135)
Indices	10,641,085		(8,019,293)		36,472,260		(14,797,985)
Interest Rates U.S.	(2,834,720)		8,199,514		(4,249,938)		15,164,334
Interest Rates Non-U.S.	(6,327,374)		14,164,170		(9,443,323)		50,451,143
Livestock	1,309,080		714,435		1,681,425		1,186,790
Metals	(3,386,472)		966,051		(7,614,434)		(15,401,208)
Softs	2,455,665		(721,848)		3,089,684		(619,672)

Total	$(16,536,338)	***	$17,050,084	***	$(9,105,370)	***	$39,555,173	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

Master’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$4,086,114	$4,086,114	$-	$-
Forwards	1,909,141	832,914	1,076,227	-

Total assets	$5,995,255	$4,919,028	$1,076,227	$-

Liabilities
Futures	$12,889,858	$12,889,858	$-	$-
Forwards	3,189,276	1,957,451	1,231,825	-

Total liabilities	$16,079,134	$14,847,309	$1,231,825	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$416,864,386	$-	$416,864,386	$-
Futures	16,580,686	16,580,686	-	-
Forwards	5,609,164	1,925,249	3,683,915	-

Total assets	$439,054,236	$18,505,935	$420,548,301	$-

Liabilities
Futures	$5,840,614	$5,840,614	$-	$-
Forwards	7,260,098	4,518,912	2,741,186	-

Total liabilities	$13,100,712	$10,359,526	$2,741,186	$-

Managed Futures Premier Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 23.3% to 33.0% of the Master’s contracts are traded OTC.

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

The General Partner monitors and attempts to mitigate the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and forward contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

In the ordinary course of business, the Master enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Master. The Master considers the risk of any future obligation relating to these indemnifications to be remote.

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective July 12, 2017, the Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the Master and, indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPMorgan will charge a fee on the aggregate foreign currency transactions entered into on behalf of the Master during a month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

Other than the risks inherent in commodity futures, forwards, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Master know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Master’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of capital contributions, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2017, Partnership capital decreased 1.8% from $217,564,351 to $213,718,897. This decrease was attributable to redemptions of 19,445.3090 Redeemable Units of Class A totaling $25,144,103, redemptions of 821.6100 Redeemable Units of Class Z totaling $1,012,445, redemptions of 292.1440 General Partner Redeemable Units of Class Z totaling $360,000 and a net loss of $9,874,835. This decrease was partially offset by subscriptions for 20,033.1030 Redeemable Units of Class A totaling $26,210,664, subscriptions for 4,033.0710 Redeemable Units of Class D totaling $5,000,000, subscriptions for 821.6100 Redeemable Units of Class Z totaling $1,060,000 and subscriptions for 215.8170 General Partner Redeemable Units of Class Z totaling $275,265.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2017, the Master’s capital decreased 16.0% from $494,292,978 to $415,052,748. This decrease was attributable to redemptions of 27,177.4877 units totaling $103,242,366, distributions of interest income to feeder funds totaling $1,121,941 and a net loss of $8,174,527. This decrease was partially offset by subscriptions of 8,788.7825 units totaling $33,298,604. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2017, the net asset value per Redeemable Unit for Class A decreased 4.8% from $1,316.37 to $1,252.96, as compared to an increase of 1.9% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Redeemable Unit for Class D decreased 4.5% from $1,257.15 to $1,200.35, as compared to an increase of 2.2% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Redeemable Unit for Class Z decreased 4.3% from $1,288.16 to $1,232.27, as compared to an increase of 2.4% in the second quarter of 2016. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2017 of $8,695,242. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals, and were partially offset by gains in indices, livestock and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2016 of $7,457,598. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by losses in energy, grains, indices and softs.

The most significant losses were incurred within the currency sector during April and May from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced on easing political tensions in the Eurozone and amid turmoil surrounding the Trump administration. Additional losses within this sector were recorded during April from short positions in the British pound. Within the global interest rate sector, losses were experienced during June from long positions in U.S. and European fixed income futures as prices moved lower after comments from European Central Bank President, Mario Draghi, sparked a sell-off in global bonds. Losses within the energy sector were incurred during May from long positions in natural gas futures as prices declined as mild weather throughout much of the U.S. muted cooling demand from homes and businesses. Additional losses within this sector were recorded throughout the quarter from long futures positions within the crude oil complex as prices trended lower as U.S. shale oil production increased global supplies. Within the metals markets, losses were experienced during May from short positions in silver and gold futures as prices rallied during the latter half of the month as a weakening U.S. dollar spurred demand for precious metals. A portion of the Partnership’s losses for the quarter were offset by gains achieved within the global stock index sector during May from long positions in U.S., European and Asian equity index futures as prices were buoyed by increased consumer confidence. Additional gains in the global equity index markets were experienced during April from long positions in U.S. and European equity index futures as prices moved higher as fears of a potential breakup of the European Union were allayed by election results in France. Within the agricultural markets, gains were recorded during April from long positions in cattle futures as prices rallied sharply higher amid increased global demand for U.S. beef exports. Additional gains were achieved within this sector during May from short positions in sugar futures as prices declined significantly as industry reports indicated global sugar output in the coming year could be on pace to exceed demand for the first time in two years.

During the Partnership’s six months ended June 30, 2017, the net asset value per Redeemable Unit for Class A decreased 4.3% from $1,309.94 to $1,252.96, as compared to an increase of 4.5% in the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Redeemable Unit for Class D decreased 3.7% from $1,247.10 to $1,200.35, as compared to an increase of 5.2% in the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Redeemable Unit for Class Z decreased 3.4% from $1,275.46 to $1,232.27, as compared to an increase of 5.5% in the six months ended June 30, 2016. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $4,942,288. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S and non-U.S. interest rates and metals, and were partially offset by gains in indices, livestock and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the six months ended June 30, 2016 of $16,034,461. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates and livestock, and were partially offset by losses in energy, grains, indices, metals and softs.

The most significant losses were incurred within the currency sector during April from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced on easing political tensions in the Eurozone and amid turmoil surrounding the Trump administration. Losses within the currency sector were also recorded during January, March and May from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar moved lower amid increased uncertainty of future U.S. fiscal policy. Within the global interest rate sector, losses were experienced during June from long positions in U.S. and European fixed income futures as prices moved lower after comments from European Central Bank President, Mario Draghi, sparked a sell-off in global bonds. Additional losses were incurred during January and March from long positions in European fixed income futures amid speculation of growing hawkish sentiment from the European Central Bank. Losses within the energy markets were recorded during May from long positions in natural gas futures as prices fell as mild weather throughout much of the U.S. muted cooling demand from homes and businesses. Additional losses within the energy sector were experienced throughout most of the first half of the year due to futures positions in crude oil and its related products. Within the metals markets, losses were recorded during January, February and May from short positions in silver and gold futures as prices rallied as a weakening U.S. dollar spurred demand for precious metals. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global stock index sector during February, March, April and May from long positions in U.S., European and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January. Within the agricultural markets, gains were recorded during April from long positions in cattle futures as prices rallied sharply higher amid increased global demand for U.S. beef exports. Additional gains were achieved within this sector during May from short positions in sugar futures as prices declined significantly as industry reports indicated global sugar output in the coming year could be on pace to exceed demand for the first time in two years.

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

Interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2017 increased by $196,742 and $314,446, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2017 decreased by $61,683 and $77,141, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is due to lower average net assets per Class during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2017 decreased by $36,624 and $50,411, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets per Class during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2017 decreased by $24,417 and $33,607, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets per Class during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Master’s risk exposure in the market sectors traded by the Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisor in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30 2017, the Master’s total capitalization was $415,052,748 and the Partnership owned approximately 53.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2017 was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$24,352,515	5.87%	$25,868,182	$21,565,416	$24,277,496
Energy	2,598,888	0.63	2,598,888	780,046	1,925,991
Grains	2,174,798	0.52	2,712,999	1,458,324	2,272,076
Indices	20,242,309	4.88	30,671,112	20,242,309	23,086,714
Interest Rates U.S.	1,252,642	0.30	3,779,194	514,996	1,104,263
Interest Rates Non-U.S.	2,923,961	0.70	3,840,660	2,506,367	3,359,007
Livestock	679,168	0.16	691,158	492,745	624,764
Metals	2,423,284	0.58	3,802,364	1,732,090	2,808,519
Softs	2,046,269	0.49	2,046,269	1,345,157	1,773,252

Total	$58,693,834	14.13%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2017, there were subscriptions for 2,171.0390 Redeemable Units of Class A totaling $2,829,258 and subscriptions for 4,033.0710 Redeemable Units of Class D totaling $5,000,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	2,282.5140	$1,296.79	N/A	N/A	N/A	N/A
May 1, 2017 - May 31, 2017	4,112.2900	$1,293.69	N/A	N/A	N/A	N/A
June 1, 2017 - June 30, 2017	3,620.8040	$1,252.96	821.6100	$1,232.27	N/A	N/A
	10,015.6080	$1,279.67	821.6100	$1,232.27

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

(c)

Supplement to the Amended and Restated Commodity Futures Customer Agreement between the Master and MS&Co., effective July 25, 2017 (filed as Exhibit 10.1(c) to the Current Report on Form 8-K filed on July 28, 2017 and incorporated herein by reference).

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

11.1	Foreign Exchange and Bullion Authorization Agreement between the Master and JPMorgan (filed herewith).

11.2	International Swap Dealers Association, Inc. Master Agreement between the Master and JPMorgan (filed herewith).

11.3	Schedule to International Swap Dealers Association, Inc. Master Agreement between the Master and JPMorgan (filed herewith).

11.4	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between the Master and JPMorgan (filed herewith).

11.5	Institutional Account Agreement between the Master and JPMorgan (filed herewith).

31.1 —	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 —	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1 —	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 —	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER ABINGDON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.