Form 10-Q
period 2017-09-30
CERES ABINGDON L.P.
filed 2017-11-13
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-53210

CERES ABINGDON L.P.

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes        No X

As of October 31, 2017, there were 136,920.5597 Limited Partnership Class A Redeemable Units outstanding, 17,973.2276 Limited Partnership Class D Redeemable Units outstanding and 413.4782 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets:
Investment in the Master(1), at fair value	$204,953,901	$226,279,019
Cash at MS&Co.	305,395	290,145
Cash at bank	631	217

Total assets	$205,259,927	$226,569,381

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$314,711	$354,362
Management fees	255,887	282,485
General Partner fees	170,591	188,323
Professional fees	235,561	227,107
Redemptions payable to Limited Partners	4,215,967	7,952,753

Total liabilities	5,192,717	9,005,030

Partners’ Capital:
General Partner, Class Z, 1,833.4370 and 1,909.7640 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	2,269,388	2,435,827
Limited Partners, Class A, 140,269.3737 and 150,497.4117 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	175,656,007	197,142,459
Limited Partners, Class D, 17,973.2276 and 13,940.1566 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	21,630,021	17,384,759
Limited Partners, Class Z, 413.4782 and 471.4422 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	511,794	601,306

Total partners’ capital (net asset value)	200,067,210	217,564,351

Total liabilities and partners’ capital	$205,259,927	$226,569,381

Class A, net asset value per Redeemable Unit	$1,252.28	$1,309.94

Class D, net asset value per Redeemable Unit	$1,203.46	$1,247.10

Class Z, net asset value per Redeemable Unit	$1,237.78	$1,275.46

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master	$392,787	$158,555	$974,785	$426,107
Expenses:
Expenses allocated from the Master	86,631	77,087	253,702	229,998
Ongoing selling agent fees	978,252	1,144,505	3,146,579	3,389,973
Management fees	793,649	912,187	2,534,041	2,702,990
General Partner fees	529,099	608,126	1,689,360	1,801,994
Professional fees	131,524	152,326	410,018	450,973

Total expenses	2,519,155	2,894,231	8,033,700	8,575,928

Net investment loss	(2,126,368)	(2,735,676)	(7,058,915)	(8,149,821)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(1,108,399)	12,563,321	3,876,163	12,338,395
Net change in unrealized gains (losses) on open contracts allocated from the Master	3,360,003	(16,886,403)	(6,566,847)	(627,016)

Total trading results	2,251,604	(4,323,082)	(2,690,684)	11,711,379

Net income (loss)	$125,236	$(7,058,758)	$(9,749,599)	$3,561,558

Net income (loss) allocation by Class:
Class A	$56,749	$(6,489,217)	$(8,847,837)	$3,032,193

Class D	$55,789	$(491,290)	$(754,738)	$436,807

Class Z	$12,698	$(78,251)	$(147,024)	$92,558

Net asset value per Redeemable Unit:
Class A (140,269.3737 and 156,196.7512 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$1,252.28	$1,370.80	$1,252.28	$1,370.80

Class D (17,973.2276 and 14,037.6456 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$1,203.46	$1,300.96	$1,203.46	$1,300.96

Class Z (2,246.9152 and 2,381.2062 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$1,237.78	$1,328.05	$1,237.78	$1,328.05

Net income (loss) per Redeemable Unit:*
Class A	$(0.68)	$(40.98)	$(57.66)	$19.77

Class D	$3.11	$(34.70)	$(43.64)	$30.75

Class Z	$5.51	$(32.87)	$(37.68)	$38.68

Weighted average Redeemable Units outstanding:
Class A	147,699.4760	158,515.3729	156,777.1445	156,674.3264

Class D	17,973.2276	14,154.4719	16,180.7516	14,170.9164

Class Z	2,304.8792	2,381.2062	2,864.8019	2,360.8735

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$197,142,459	150,497.4117	$17,384,759	13,940.1566	$3,037,133	2,381.2062	$217,564,351	166,818.7745
Subscriptions - General Partner	-	-	-	-	275,265	215.8170	275,265	215.8170
Subscriptions - Limited Partners	26,387,421	20,174.1750	5,000,000	4,033.0710	1,060,000	821.6100	32,447,421	25,028.8560
Redemptions - General Partner	-	-	-	-	(360,000)	(292.1440)	(360,000)	(292.1440)
Redemptions - Limited Partners	(39,026,036)	(30,402.2130)	-	-	(1,084,192)	(879.5740)	(40,110,228)	(31,281.7870)
Net income (loss)	(8,847,837)	-	(754,738)	-	(147,024)	-	(9,749,599)	-

Partners’ Capital, September 30, 2017	$175,656,007	140,269.3737	$21,630,021	17,973.2276	$2,781,182	2,246.9152	$200,067,210	160,489.5165

Partners’ Capital, December 31, 2015	$204,669,817	151,491.9322	$18,010,427	14,179.1386	$3,018,907	2,341.3742	$225,699,151	168,012.4450
Subscriptions - Limited Partners	21,766,764	15,736.0000	-	-	50,906	39.8320	21,817,670	15,775.8320
Redemptions - Limited Partners	(15,353,547)	(11,031.1810)	(184,763)	(141.4930)	-	-	(15,538,310)	(11,172.6740)
Net income (loss)	3,032,193	-	436,807	-	92,558	-	3,561,558	-

Partners’ Capital, September 30, 2016	$214,115,227	156,196.7512	$18,262,471	14,037.6456	$3,162,371	2,381.2062	$235,540,069	172,615.6030

See accompanying notes to financial statements.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Abingdon L.P. (formerly, Managed Futures Premier Abingdon L.P.) (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership privately and continuously offers redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

Effective September 21, 2017, the Partnership changed its name from Managed Futures Premier Abingdon L.P. to Ceres Abingdon L.P.

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A (“JPMorgan”).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2017.

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

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

At September 30, 2017 and December 31, 2016, the Partnership owned approximately 52.7% and 45.8%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and non-U.S. commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

On July 12, 2017, the Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the Master and, indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the Master during a month.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and the changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $14,872,390 (cost of $14,861,840) and $8,098,626 (cost of $8,082,720) as of September 30, 2017 and December 31, 2016, respectively. The Master’s margin requirement of $76,293,352 as of December 31, 2016 was met from a combination of 1) U.S. Treasury bills held at MS&Co. with a fair value of $416,864,386 and 2) restricted cash held at MS&Co. of $68,379,250 as of December 31, 2016.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2017 and 2016 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Equity in trading accounts:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $416,693,176 at September 30, 2017 and December 31, 2016, respectively)	$-	$416,864,386
Unrestricted cash	326,377,066	-
Restricted cash	65,754,146	68,379,250
Net unrealized appreciation on open futures contracts	-	10,740,072

Total equity in trading accounts	392,131,212	495,983,708
Cash at bank	631	217

Total assets	$392,131,843	$495,983,925

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$943,082	$-
Net unrealized depreciation on open forward contracts	2,799,620	1,650,934
Accrued expenses:
Professional fees	44,846	40,013

Total liabilities	3,787,548	1,690,947

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at September 30, 2017 and December 31, 2016	-	-
Limited Partners, 104,003.0212 and 130,613.6627 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	388,344,295	494,292,978

Total partners’ capital (net asset value)	388,344,295	494,292,978

Total liabilities and partners’ capital	$392,131,843	$495,983,925

Net asset value per Redeemable Unit	$3,733.97	$3,784.39

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	2,174	$(2,571,718)	(0.66)%
Energy	486	532,212	0.14
Grains	144	(210,859)	(0.05)
Indices	5,382	7,503,044	1.93
Interest Rates U.S.	920	(2,068,625)	(0.53)
Interest Rates Non-U.S.	9,278	(3,548,642)	(0.92)
Livestock	386	(115,965)	(0.03)
Metals	225	(895,766)	(0.23)
Softs	75	(61,207)	(0.02)

Total futures contracts purchased		(1,437,526)	(0.37)

Futures Contracts Sold
Currencies	1,508	2,971,388	0.76
Energy	495	(208,360)	(0.05)
Grains	1,533	213,583	0.05
Indices	1,031	(3,934,153)	(1.01)
Interest Rates U.S.	551	270,375	0.07
Interest Rates Non-U.S.	10	899	0.00 *
Metals	38	63,933	0.02
Softs	1,014	1,116,779	0.29

Total futures contracts sold		494,444	0.13

Net unrealized depreciation on open futures contracts		$(943,082)	(0.24)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$101,322,192	$733,003	0.19%
Metals	373	329,151	0.08

Total unrealized appreciation on open forward contracts		1,062,154	0.27

Unrealized Depreciation on Open Forward Contracts
Currencies	$235,970,770	(3,065,078)	(0.79)
Metals	294	(796,696)	(0.20)

Total unrealized depreciation on open forward contracts		(3,861,774)	(0.99)

Net unrealized depreciation on open forward contracts		$(2,799,620)	(0.72)%

*	Due to rounding.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	436	$488,528	0.10%
Grains	611	(669,759)	(0.14)
Indices	6,388	2,488,495	0.51
Interest Rates U.S.	607	54,008	0.01
Interest Rates Non-U.S.	2,544	687,914	0.14
Livestock	214	215,568	0.04
Metals	5	(28,210)	(0.01)
Softs	249	(197,243)	(0.04)

Total futures contracts purchased		3,039,301	0.61

Futures Contracts Sold
Currencies	3,392	3,433,399	0.69
Energy	169	(335,387)	(0.06)
Grains	1,592	415,561	0.08
Indices	227	(37,389)	(0.01)
Interest Rates U.S.	860	(239,781)	(0.05)
Interest Rates Non-U.S.	5,375	978,244	0.20
Livestock	20	(68,990)	(0.01)
Metals	678	1,388,583	0.28
Softs	448	2,166,531	0.44

Total futures contracts sold		7,700,771	1.56

Net unrealized appreciation on open futures contracts		$10,740,072	2.17%

Unrealized Appreciation on Open Forward Contracts
Currencies	$205,499,621	$3,683,915	0.74%
Metals	665	1,925,249	0.39

Total unrealized appreciation on open forward contracts		5,609,164	1.13

Unrealized Depreciation on Open Forward Contracts
Currencies	$218,825,586	(2,741,186)	(0.55)
Metals	907	(4,518,912)	(0.91)

Total unrealized depreciation on open forward contracts		(7,260,098)	(1.46)

Net unrealized depreciation on open forward contracts		$(1,650,934)	(0.33)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.365% *
$350,000,000	1/19/2017	(Amortized cost of $349,772,889)	$349,922,708	70.79%
		U.S. Treasury bills, 0.41% *
$17,000,000	2/2/2017	(Amortized cost of $16,986,641)	16,993,136	3.44
		U.S. Treasury bills, 0.525% *
$50,000,000	3/16/2017	(Amortized cost of $49,933,646)	49,948,542	10.11

Total U.S. Government Securities			$416,864,386	84.34%

*	Liquid non-cash held as collateral.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$822,329	$363,578	$2,079,884	$1,024,763

Expenses:
Clearing fees	147,428	154,178	442,247	482,842
Professional fees	15,944	20,103	47,837	61,146

Total expenses	163,372	174,281	490,084	543,988

Net investment income (loss)	658,957	189,297	1,589,800	480,775

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,056,687)	28,406,673	7,885,293	29,185,484
Net change in unrealized gains (losses) on open contracts	6,210,154	(38,196,559)	(12,837,196)	579,803

Total trading results	4,153,467	(9,789,886)	(4,951,903)	29,765,287

Net income (loss)	4,812,424	(9,600,589)	(3,362,103)	30,246,062
Subscriptions - Limited Partners	1,914,387	4,547,334	35,212,991	25,278,283
Redemptions - Limited Partners	(32,646,043)	(31,343,053)	(135,888,409)	(117,748,172)
Distribution of interest income to feeder funds	(789,221)	(42,335)	(1,911,162)	(167,010)

Net increase (decrease) in Partners’ Capital	(26,708,453)	(36,438,643)	(105,948,683)	(62,390,837)
Partners’ Capital, beginning of period	415,052,748	577,089,176	494,292,978	603,041,370

Partners’ Capital, end of period	$388,344,295	$540,650,533	$388,344,295	$540,650,533

Net asset value per Redeemable Unit (104,003.0212 and 138,139.6590 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$3,733.97	$3,913.80	$3,733.97	$3,913.80

Net income (loss) per Redeemable Unit*	$42.99	$(69.34)	$(33.92)	$191.93

Weighted average Redeemable Units outstanding	106,400.3456	138,911.3579	115,802.6256	145,626.0236

* Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017			2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$12.53	$11.98	$12.29	$(24.85)	$(23.56)	$(24.04)
Net investment loss	(13.21)	(8.87)	(6.78)	(16.13)	(11.14)	(8.83)

Increase (decrease) for the period	(0.68)	3.11	5.51	(40.98)	(34.70)	(32.87)
Net asset value per Redeemable Unit, beginning of period	1,252.96	1,200.35	1,232.27	1,411.78	1,335.66	1,360.92

Net asset value per Redeemable Unit, end of period	$1,252.28	$1,203.46	$1,237.78	$1,370.80	$1,300.96	$1,328.05

	Nine Months Ended September 30,
	2017			2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(15.94)	$(15.51)	$(15.69)	$68.37	$64.29	$65.26
Net investment loss	(41.72)	(28.13)	(21.99)	(48.60)	(33.54)	(26.58)

Increase (decrease) for the period	(57.66)	(43.64)	(37.68)	19.77	30.75	38.68
Net asset value per Redeemable Unit, beginning of period	1,309.94	1,247.10	1,275.46	1,351.03	1,270.21	1,289.37

Net asset value per Redeemable Unit, end of period	$1,252.28	$1,203.46	$1,237.78	$1,370.80	$1,300.96	$1,328.05

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

	Three Months Ended September 30,
	2017			2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.2)%	(2.9)%	(2.2)%	(4.6)%	(3.4)%	(2.6)%

Operating expenses	5.0%	3.7%	3.0%	4.9%	3.6%	2.9%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.0%	3.7%	3.0%	4.9%	3.6%	2.9%

Total return:
Total return before incentive fees	(0.1)%	0.3%	0.4%	(2.9)%	(2.6)%	(2.4)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(0.1)%	0.3%	0.4%	(2.9)%	(2.6)%	(2.4)%

	Nine Months Ended September 30,
	2017			2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.4)%	(3.1)%	(2.7)%	(4.7)%	(3.4)%	(2.7)%

Operating expenses	5.0%	3.7%	3.4%	5.0%	3.7%	2.9%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.0%	3.7%	3.4%	5.0%	3.7%	2.9%

Total return:
Total return before incentive fees	(4.4)%	(3.5)%	(3.0)%	1.5%	2.4%	3.0%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(4.4)%	(3.5)%	(3.0)%	1.5%	2.4%	3.0%

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

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$36.80	$(70.71)	$(47.65)	$188.63
Net investment income (loss)	6.19	1.37	13.73	3.30

Increase (decrease) for the period	42.99	(69.34)	(33.92)	191.93
Distribution of interest income to feeder funds	(7.42)	(0.30)	(16.50)	(1.14)
Net asset value per Redeemable Unit, beginning of period	3,698.40	3,983.44	3,784.39	3,723.01

Net asset value per Redeemable Unit, end of period	$3,733.97	$3,913.80	$3,733.97	$3,913.80

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.6%	0.1%	0.5%	0.1%

Operating expenses	0.2%	0.1%	0.1%	0.1%

Total return	1.2%	(1.7)%	(0.9)%	5.1%

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

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended September 30, 2017 and 2016 was 23,929 and 35,788, respectively. The monthly average number of futures contracts traded by the Master during the nine months ended September 30, 2017 and 2016 was 23,000 and 35,813, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended September 30, 2017 and 2016 was 674 and 805, respectively. The monthly average number of metals forward contracts traded by the Master during the nine months ended September 30, 2017 and 2016 was 957 and 814, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended September 30, 2017 and 2016 was $561,123,451 and $546,944,145, respectively. The monthly average notional value of currency forward contracts traded by the Master during the nine months ended September 30, 2017 and 2016 was $474,699,701 and $584,321,971, respectively.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of September 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2017				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Futures	$14,809,056	$(14,809,056)	$-	$-	$-	$-
Forwards	381,363	(381,363)	-	-	-	-

	15,190,419	(15,190,419)	-	-	-	-
JPMorgan
Forwards	680,791	(680,791)	-	-	-	-

Total assets	$15,871,210	$(15,871,210)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(15,752,138)	$14,809,056	$(943,082)	$-	$-	$(943,082)
Forwards	(842,926)	381,363	(461,563)	-	-	(461,563)

	(16,595,064)	15,190,419	(1,404,645)	-	-	(1,404,645)
JPMorgan
Forwards	(3,018,848)	680,791	(2,338,057)	-	-	(2,338,057)

Total liabilities	$(19,613,912)	$15,871,210	$(3,742,702)	$-	$-	$(3,742,702)

Net fair value						$(3,742,702)	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the
				Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

December 31, 2016

Assets
MS&Co.
Futures	$16,580,686	$(5,840,614)	$10,740,072	$-	$-	$10,740,072
Forwards	5,609,164	(5,609,164)	-	-	-	-

Total assets	$22,189,850	$(11,449,778)	$10,740,072	$-	$-	$10,740,072

Liabilities
MS&Co.
Futures	$(5,840,614)	$5,840,614	$-	$-	$-	$-
Forwards	(7,260,098)	5,609,164	(1,650,934)	-	-	(1,650,934)

Total liabilities	$(13,100,712)	$11,449,778	$(1,650,934)	$-	$-	$(1,650,934)

Net fair value						$9,089,138	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures brokers and a counterparty to certain of the Master’s non-exchange-traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Master’s non-exchange-traded contracts, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JP Morgan’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Currencies	$3,031,560
Energy	930,533
Grains	649,600
Indices	8,264,500
Interest Rates U.S.	270,375
Interest Rates Non-U.S.	182,098
Livestock	161,053
Metals	77,412
Softs	1,241,925

Total unrealized appreciation on open futures contracts	14,809,056

Liabilities
Futures Contracts
Currencies	(2,631,890)
Energy	(606,681)
Grains	(646,876)
Indices	(4,695,609)
Interest Rates U.S.	(2,068,625)
Interest Rates Non-U.S.	(3,729,841)
Livestock	(277,018)
Metals	(909,245)
Softs	(186,353)

Total unrealized depreciation on open futures contracts	(15,752,138)

Net unrealized depreciation on open futures contracts	$(943,082)	*

Assets
Forward Contracts
Currencies	$733,003
Metals	329,151

Total unrealized appreciation on open forward contracts	1,062,154

Liabilities
Forward Contracts
Currencies	(3,065,078)
Metals	(796,696)

Total unrealized depreciation on open forward contracts	(3,861,774)

Net unrealized depreciation on open forward contracts	$(2,799,620)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

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

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2017		2016		2017		2016
Currencies	$212,470		$1,632,302		$(15,486,493)		$8,958,698
Energy	(2,004,559)		(5,845,090)		(12,984,885)		(7,660,580)
Grains	341,607		(3,472,890)		(2,020,148)		(5,412,025)
Indices	12,892,639		5,844,999		49,364,899		(8,952,986)
Interest Rates U.S.	(736,602)		(3,240,765)		(4,986,540)		11,923,569
Interest Rates Non-U.S.	(1,803,642)		(1,852,034)		(11,246,965)		48,599,109
Livestock	(960,905)		(119,105)		720,520		1,067,685
Metals	(3,371,512)		(3,410,426)		(10,985,946)		(18,811,634)
Softs	(416,029)		673,123		2,673,655		53,451

Total	$4,153,467	***	$(9,789,886)	***	$(4,951,903)	***	$29,765,287	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

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

The Master considers prices for exchange-traded commodity futures and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$14,809,056	$14,809,056	$-	$-
Forwards	1,062,154	329,151	733,003	-

Total assets	$15,871,210	$15,138,207	$733,003	$-

Liabilities
Futures	$15,752,138	$15,752,138	$-	$-
Forwards	3,861,774	796,696	3,065,078	-

Total liabilities	$19,613,912	$16,548,834	$3,065,078	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$416,864,386	$-	$416,864,386	$-
Futures	16,580,686	16,580,686	-	-
Forwards	5,609,164	1,925,249	3,683,915	-

Total assets	$439,054,236	$18,505,935	$420,548,301	$-

Liabilities
Futures	$5,840,614	$5,840,614	$-	$-
Forwards	7,260,098	4,518,912	2,741,186	-

Total liabilities	$13,100,712	$10,359,526	$2,741,186	$-

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 0.00% to 41.8% of the Master’s contracts are traded OTC.

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

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

For the nine months ended September 30, 2017, Partnership capital decreased 8.0% from $217,564,351 to $200,067,210. This decrease was attributable to redemptions of 30,402.2130 Redeemable Units of Class A totaling $39,026,036, redemptions of 879.5740 Redeemable Units of Class Z totaling $1,084,192, redemptions of 292.1440 General Partner Redeemable Units of Class Z totaling $360,000 and a net loss of $9,749,599. This decrease was partially offset by subscriptions for 20,174.1750 Redeemable Units of Class A totaling $26,387,421, subscriptions for 4,033.0710 Redeemable Units of Class D totaling $5,000,000, subscriptions for 821.6100 Redeemable Units of Class Z totaling $1,060,000 and subscriptions for 215.8170 General Partner Redeemable Units of Class Z totaling $275,265.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2017, the Master’s capital decreased 21.4% from $494,292,978 to $388,344,295. This decrease was attributable to redemptions of 35,900.5182 units totaling $135,888,409, distributions of interest income to feeder funds totaling $1,911,162 and a net loss of $3,362,103. This decrease was partially offset by subscriptions of 9,289.8767 units totaling $35,212,991. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2017, the net asset value per Redeemable Unit for Class A decreased 0.1% from $1,252.96 to $1,252.28, as compared to a decrease of 2.9% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Redeemable Unit for Class D increased 0.3% from $1,200.35 to $1,203.46, as compared to a decrease of 2.6% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Redeemable Unit for Class Z increased 0.4% from $1,232.27 to $1,237.78, as compared to a decrease of 2.4% in the third quarter of 2016. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2017 of $2,251,604. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains and indices and were partially offset by losses in energy, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2016 of $4,323,082. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by gains in currencies, indices and softs.

The most significant gains were achieved within the global stock index sector during July and August from long positions in U.S. and Asian equity index futures as prices were buoyed by strong U.S. jobs data and improving investor sentiment. During August, positive economic sentiment also fueled gains from long positions in European equity index futures. A majority of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during July and September from long positions in gold futures as a strengthening U.S. dollar limited demand for precious metals. Additional losses within the metals complex were recorded during July and September from long positions in copper futures. Within the global interest rate sector, losses were experienced primarily during September from long positions in European and U.S. fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank and confirmation the U.S. Federal Reserve remained committed to unwinding its quantitative easing program. Losses incurred within the energy markets were recorded during July from short positions in crude oil and its related products after pledges from Saudi Arabia and other members of the Organization of Petroleum Exporting Countries to reduce crude shipments helped to elevate prices. Further losses in the energy sector were experienced during September due to positions in crude oil futures. Within the agricultural markets, losses were incurred during July from short positions in wheat and soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses were experienced from short futures positions in coffee, sugar, and cocoa as prices for all three commodities rallied amid reports of poor crop qualities in Brazil and West Africa.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit for Class A decreased 4.4% from $1,309.94 to $1,252.28, as compared to an increase of 1.5% in the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit for Class D decreased 3.5% from $1,247.10 to $1,203.46, as compared to an increase of 2.4% in the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Redeemable Unit for Class Z decreased 3.0% from $1,275.46 to $1,237.78, as compared to an increase of 3.0% in the nine months ended September 30, 2016. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $2,690,684. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S and non-U.S. interest rates and metals and were partially offset by gains in indices, livestock and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2016 of $11,711,379. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and softs, and were partially offset by losses in energy, grains, indices and metals.

The most significant losses were incurred within the currency sector during April from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced on easing political tensions in the Eurozone and amid turmoil surrounding the Trump administration. Losses within the currency sector were also recorded during January, March, and May from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar moved lower amid increased uncertainty of future U.S. fiscal policy. Within the global interest rate sector, losses were experienced during September from long positions in European and U.S. fixed income futures as the global bond market experienced a sell-off after hawkish comments from the European Central Bank and confirmation the U.S. Federal Reserve remained to unwinding its quantitative easing program. Further losses within the global interest rate sector were experienced during January, March, April, and June from positions in U.S. and European fixed income futures. Losses within the energy markets were recorded during May from long positions in natural gas futures as prices fell as mild weather throughout much of the U.S. muted cooling demand from homes and businesses. Additional losses within the energy sector were experienced throughout most of the first half of the year due to futures positions in crude oil and its related products. Within the metals markets, losses were recorded during January, February, and May from short positions in silver and gold futures as prices rallied as a weakening U.S. dollar spurred demand for precious metals. Additional losses within the metals complex were incurred during July and September from positions in copper and gold futures. A portion of the Partnership’s losses for the first nine months of the year was offset by gains achieved within the global stock index sector during a majority of the first three quarters of the year from long positions as prices were buoyed by positive growth sentiment in economies across the world.

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

During the applicable reporting period, interest income on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and nine months ended September 30, 2017 increased by $234,232 and $548,678, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2017 decreased by $166,253 and $243,394, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2017 decreased by $118,538 and $168,949, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets per Class during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2017 decreased by $79,027 and $112,634, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets per Class during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash balances. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open contracts and the liquidity of the markets in which it trades.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended September 30, 2017 and for the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, the Master’s total capitalization was $388,344,295 and the Partnership owned approximately 52.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2017 was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$31,542,292	8.12%	$32,873,322	$6,859,203	$31,244,954
Energy	1,931,059	0.50	2,442,432	786,012	1,391,103
Grains	1,542,678	0.40	2,120,193	1,542,678	1,811,449
Indices	19,560,277	5.04	21,151,209	17,643,595	20,048,786
Interest Rates U.S.	2,053,756	0.53	2,485,815	783,256	1,761,557
Interest Rates Non-U.S.	4,200,499	1.08	5,374,331	1,520,731	4,189,031
Livestock	604,560	0.16	781,165	600,050	663,309
Metals	1,989,481	0.51	2,950,004	1,783,583	2,161,488
Softs	1,868,682	0.48	2,141,015	1,826,220	1,926,262

Total	$65,293,284	16.82%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2017, there were subscriptions for 141.0720 Redeemable Units of Class A totaling $176,757. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	2,932.8410	$1,246.59	N/A	N/A	N/A	N/A
August 1, 2017 - August 31, 2017	4,714.7230	$1,289.93	N/A	N/A	N/A	N/A
September 1, 2017 - September 30, 2017	3,309.3400	$1,252.28	57.9640	$1,237.78	N/A	N/A
	10,956.9040	$1,266.96	57.9640	$1,237.78

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

CERES ABINGDON L.P. (formerly, MANAGED FUTURES PREMIER ABINGDON L.P.)

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.