Form 10-K
period 2017-12-31
CERES ABINGDON L.P.
filed 2018-03-28
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes                   No X

Limited Partnership Redeemable Units with aggregate values of $189,304,434 of Class A, $21,574,232 of Class D and $580,944 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, there were 128,841.3927 Limited Partnership Redeemable Units of Class A outstanding, 17,913.2276 Limited Partnership Redeemable Units of Class D outstanding and 1,173.5352 Limited Partnership Redeemable Units of Class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Ceres Abingdon L.P. (formerly, Managed Futures Premier Abingdon L.P.) (the “Partnership”) is a limited partnership organized on November 8, 2005, under the partnership laws of the State of New York, to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading on February 1, 2007. The commodity interests that are indirectly traded by the Partnership through its investment in CMF Winton Master L.P. (the “Master”) are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Master’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership privately and continuously offers redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2017, 2016 and 2015 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

Effective September 21, 2017, the Partnership changed its name from Managed Futures Premier Abingdon L.P. to Ceres Abingdon L.P.

During the years ended December 31, 2017, 2016 and 2015, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for the Master. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan.

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

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12 of 2% (a 2% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

For the period January 1, 2017 through December 31, 2017, the approximate average market sector distribution for the Partnership was as follows:

Prior to the close of business on December 31, 2017 and as of December 31, 2016, the Partnership owned approximately 52.6% and 45.8% of the Master, respectively. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s trading of exchange-traded futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2017, 2016, and 2015, the Master engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Master also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee ( “General Partner fee”) in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end net assets per Class, for each outstanding Class. Prior to October 1, 2014, the Partnership paid the General Partner a General Partner fee equal to 1/24 of 1% (0.5% per year) of month-end net assets per Class, for each outstanding Class. Month-end net assets per Class, for the purpose of calculating the General Partner fee, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

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

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership during each calendar quarter. The Advisor’s incentive fee will be allocated proportionally to each Class based on the net asset value of the respective Class. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The Management Agreement may be terminated upon sufficient notice by either party.

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Master. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of the Master. MS&Co. clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s accounts at MS&Co. and JPMorgan are deposited in the Partnership’s account at MS&Co. The Partnership and the Master also deposit a portion of their cash in non-trading bank accounts at JPMorgan. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2017, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, the monthly ongoing selling agent fee was paid at a rate equal to (i) 4.5% per year of month-end net assets for Class A Redeemable Units, (ii) 1.875% per year of month-end net assets for Class D Redeemable Units and (iii) 1.125% per year of month-end net assets for Class Z Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to (i) 2.5% per year of month-end net assets for Class A Redeemable Units, (ii) 1.25% per year of month-end net assets for Class D Redeemable Units and (iii) 0.5% per year of month-end net assets for Class Z Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 2.0% per year of month-end net assets for Class A Redeemable Units, (ii) reduced to 0.75% per year of month-end net assets for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. The Partnership may pay an ongoing selling agent fee to other properly registered and/or licensed selling agents who sell Redeemable Units, and such additional selling agents may share all or a substantial portion of such fees with their properly registered or exempted financial advisors who have sold Redeemable Units. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2017 was $207,686,502.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to trading and transaction fees, ongoing selling agent fees, General Partner fees and management fees.

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

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not have a materially adverse effect on trading for the Partnership. The trading instructions of the Advisor may have to be modified, and positions held indirectly by the Partnership through its investment in the Master may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership/Master.

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

Tax Laws Are Subject To Change at Any Time. Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Partnership does not anticipate that a limited partner’s share of income from the Partnership will be eligible for the 20% deduction established by the Tax Cuts and Jobs Act for qualified business income. However, in certain limited circumstances unlikely to apply to the Partnership, a portion of a limited partner’s gain upon a taxable disposition of an interest in the Partnership or a complete withdrawal may be eligible for the deduction.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2018, was 1,642 for Class A Redeemable Units, 8 for Class D Redeemable Units and 8 for Class Z Redeemable Units.

(c) Dividends. The Partnership did not declare any distributions in 2017 or 2016. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2017, there were subscriptions of 20,613.6240 Redeemable Units of Class A totaling $26,970,421, 4,033.0710 Redeemable Units of Class D totaling $5,000,000 and 1,581.6670 Redeemable Units of Class Z totaling $2,060,000. For the twelve months ended December 31, 2016, there were subscriptions of 18,766.0025 Redeemable Units of Class A totaling $25,790,965 and 39.8320 Redeemable Units of Class Z totaling $50,906. For the twelve months ended December 31, 2015, there were subscriptions of 37,257.7740 Redeemable Units of Class A totaling $51,738,630, 3,449.7730 Redeemable Units of Class D totaling $4,720,000 and 38.1430 Redeemable Units of Class Z totaling $50,000.

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

Proceeds of net offering were used for the trading of commodity interests including futures, option, swap and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	3,348.8140	$ 1,319.66	N/A	N/A	N/A	N/A
November 1, 2017 - November 30, 2017	3,720.6140	$ 1,326.66	60.0000	$ 1,277.61	N/A	N/A
December 1, 2017 - December 31, 2017	4,940.4950	$ 1,394.29	N/A	N/A	N/A	N/A
	12,009.9230	$ 1,352.53	60.0000	$ 1,277.61

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Redeemable Unit and total assets at December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013
Total investment income	$1,488,469	$575,103	$53,655	$27,935	$61,332
Total expenses	(10,546,462)	(11,270,533)	(14,181,289)	(16,589,843)	(13,976,443)
Total trading results	21,665,110	3,789,675	8,689,147	48,605,665	30,398,646

Net income (loss)	$12,607,117	$(6,905,755)	$(5,438,487)	$32,043,757	$16,483,535

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$84.35	$(41.09)	$(28.25)	$219.67	$84.55

Class D	$97.04	$(23.11)	$(10.37)	$221.03	$102.79

Class Z	$109.61	$(13.91)	$(0.78)	$230.66	$109.95

Net asset value per Redeemable Unit:
Class A	$1,394.29	$1,309.94	$1,351.03	$1,379.28	$1,159.61

Class D	$1,344.14	$1,247.10	$1,270.21	$1,280.58	$1,059.55

Class Z	$1,385.07	$1,275.46	$1,289.37	$1,290.15	$1,059.49

Total assets	$215,509,111	$226,569,381	$234,947,467	$208,651,182	$211,243,562

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

The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner engages a team of approximately 25 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to identify, select and monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support.

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

Winton Capital Management Limited

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

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

(ii)

The Master normally will not establish new positions in a commodity interest for any one contract month or option if such additional positions would result in a net long or short position for that commodity interest requiring as margin or premium more than 15% of the Master’s net assets.

(iii)

The Advisor will not initiate additional positions in any commodity interest if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iv)

The Master will trade currencies and other commodities in the interbank and forward contract markets only with banks, brokers, dealers, and other financial institutions which the General Partner, in conjunction with MS&Co. and/or JPMorgan, has determined to be creditworthy. In determining the creditworthiness of a counterparty to a forward contract, the General Partner, MS&Co. and JPMorgan will consult with their respective credit personnel.

(v)

The Advisor will not generally take a position after the first notice day in any commodity interest during the delivery month of that commodity interest, except to match trades to close out a position on the interbank foreign currency or other forward markets or liquidate trades in a limit market.

(vi)

The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(vii)

The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

(viii)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(ix)

The Master will not purchase, sell, or trade securities (except securities permitted by the CFTC for investment of customer funds). The Master may, however, trade in futures contracts on securities and securities indexes, options on such futures contracts, and other commodity options.

(x)

The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(xi)

The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 16.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk, as MS&Co., an MS&Co. affiliate, JPMorgan and/or CGM or their affiliates are or were counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co. and JPMorgan.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income allocated from the Master, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing fees, ongoing selling agent fees, management fees and General Partner fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or Master’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Master. For the year ended December 31, 2017, 42,412.1360 Redeemable Units of Class A were redeemed totaling $55,269,803, 60.0000 Redeemable Units of Class D were redeemed totaling $76,657, 879.5740 Redeemable Units of Class Z were redeemed totaling $1,084,192 and 292.1440 General Partner Redeemable Units of Class Z were redeemed totaling $360,000. For the year ended December 31, 2016, 19,760.5230 Redeemable Units of Class A were redeemed totaling $26,764,567 and 238.9820 Redeemable Units of Class D were redeemed totaling $306,349. For the year ended December 31, 2015, 19,628.7880 Redeemable Units of Class A were redeemed totaling $26,736,281.

For the year ended December 31, 2017, there were subscriptions of 20,613.6240 Redeemable Units of Class A totaling $26,970,421, 4,033.0710 Redeemable Units of Class D totaling $5,000,000, 1,581.6670 Redeemable Units of Class Z totaling $2,060,000 and 215.8170 General Partner Redeemable Units of Class Z totaling $275,265. For the year ended December 31, 2016, there were subscriptions of 18,766.0025 Redeemable Units of Class A totaling $25,790,965 and 39.8320 Redeemable Units of Class Z totaling $50,906. For the year ended December 31, 2015, there were subscriptions of 37,257.7740 Redeemable Units of Class A totaling $51,738,630, 3,449.7730 Redeemable Units of Class D totaling $4,720,000, 38.1430 Redeemable Units of Class Z totaling $50,000 and 216.9500 General Partner Redeemable Units of Class Z totaling $300,000.

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class A increased 6.4% from $1,309.94 to $1,394.29. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class D increased 7.8% from $1,247.10 to $1,344.14. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class Z increased 8.6% from $1,275.46 to $1,385.07. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class A decreased 3.0% from $1,351.03 to $1,309.94. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class D decreased 1.8% from $1,270.21 to $1,247.10. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class Z decreased 1.1% from $1,289.37 to $1,275.46. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class A decreased 2.1% from $1,379.28 to $1,351.03. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class D decreased 0.8% from $1,280.58 to $1,270.21. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class Z decreased 0.1% from $1,290.15 to $1,289.37.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $21,665,110 for the year ended December 31, 2017. Gains were primarily attributable to the Master’s trading of indices, livestock and softs, and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates and metals. The net trading gain or loss realized from the Partnership’s investment in the Master is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most significant gains were achieved within the global equity index markets during February and March from long positions in U.S., European, and Asian equity index futures as prices were buoyed by positive economic sentiment across the globe. Positive sentiment also fueled gains for long positions in U.S. and Asian equity index futures during January. A portion of the Partnership’s gains for the first quarter was offset by losses incurred within the energy complex during January and February from long positions in natural gas futures as prices fell dramatically lower as mild weather throughout much of the U.S. diminished heating demand. Within the global interest rate sector, losses were recorded during January and March from long positions in European fixed income futures amid speculation of growing hawkish sentiment from the European Central Bank.

During the second quarter, the most significant losses were incurred within the currency sector during April and May from short positions in the euro versus the U.S. dollar as the relative value of the euro advanced on easing political tensions in the Eurozone and amid turmoil surrounding the Trump administration. Additional losses within this sector were recorded during April from short positions in the British pound. Within the global interest rate sector, losses were experienced during June from long positions in U.S. and European fixed income futures as prices moved lower after comments from European Central Bank President, Mario Draghi, sparked a sell-off in global bonds. A portion of the Partnership’s losses for the second quarter was offset by gains achieved within the global stock index sector during May from long positions in U.S., European, and Asian equity index futures as prices were supported by increased consumer confidence. Within the agricultural markets, gains were recorded during April from long positions in cattle futures as prices rallied sharply higher amid increased global demand for U.S. beef exports.

During the third quarter, the most significant gains were achieved within the global stock index sector during July and August from long positions in U.S. and Asian equity index futures as prices were driven higher by strong U.S. jobs data and improving investor sentiment. During August, positive economic sentiment also fueled gains for long positions in European equity index futures. A majority of the Partnership’s trading gains for the third quarter was offset by losses incurred within the metals markets during July and September from long positions in gold futures as a strengthening U.S. dollar limited demand for precious metals. Additional losses within the metals complex were recorded during July and September from long positions in copper futures. Within the global interest rate sector, losses were experienced primarily during September from long positions in European and U.S. fixed income futures as the global bond market experienced a sell-off.

During the fourth quarter, the Partnership recorded strong gains within the global stock index sector during October, November, and December as equity prices were boosted throughout the quarter following hawkish comments from several of the world’s largest central banks, strong consumer data, and positive economic sentiment globally. Additional gains were recorded in energies during the fourth quarter from long positions in crude oil and its related products as prices advanced amid speculation OPEC will continue curbing output. Smaller gains for the quarter were recorded in the metals, global interest rate, agricultural, and currency sectors.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2017, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. treasury bill discount rate. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three and twelve months ended December 31, 2017 increased by $364,688 and $913,366, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2017 decreased by $89,791 and $333,185, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2017 decreased by $51,776 and $220,725, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets per Class during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016.

General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. General Partner fees for the three and twelve months ended December 31, 2017 decreased by $34,519 and $147,153, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no incentive fees for the three and twelve months ended December 31, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses, certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2017 and 2016 were $583,999 and $599,842, respectively.

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

The Partnership’s most significant accounting policy is the valuation of its investment in the Master. The fair value of the investment in the Master is determined based on the Master’s net asset value per Redeemable Unit, as a practical expedient, as calculated by the Master.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master’s assets are subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

Quantifying the Partnership’s/Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category prior to the close of business on December 31, 2017 and as of December 31, 2016, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below.

Prior to the close of business on December 31, 2017, the Master’s total capitalization was $408,679,588 and the Partnership owned approximately 52.6% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2017 was as follows:

		December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$37,375,662	9.15%	$41,685,050	$6,859,203	$29,801,089
Energy	6,288,778	1.54	6,288,778	660,791	2,375,862
Grains	1,358,483	0.33	2,712,999	1,100,657	1,778,122
Indices	20,126,411	4.92	31,470,290	17,643,595	23,398,714
Interest Rates U.S.	1,109,639	0.27	5,362,330	514,996	2,048,055
Interest Rates Non-U.S.	2,562,664	0.63	5,374,331	1,520,731	3,434,888
Livestock	502,480	0.12	850,960	359,920	611,098
Metals	10,415,048	2.55	10,465,318	1,732,090	4,070,470
Softs	2,704,190	0.66	2,735,012	1,140,436	1,782,061

Total	$82,443,355	20.17%

*   Annual average of month-end Values at Risk.

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

The following were the primary trading risk exposures of the Master as of December 31, 2017, by market sector.

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

Equities. The Master’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2017, the Master’s primary exposures were in the Dow Jones Euro STOXX 50 (Europe), S&P 500 (U.S.), Hang Seng (Hong Kong), SPI 200 (Australia), NASDAQ 100 (U.S.), FTSE 100 (U.K.) and Nikkei 225 (Japan) stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Metals. The Master’s primary metal market exposure as of December 31, 2017 was to fluctuations in the price of copper, aluminum, sliver, nickel, and zinc.

Energy. The Master’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Softs. The Master’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, cocoa, coffee, and cotton accounted for the majority of the Master’s soft commodities exposure as of December 31, 2017.

Grains. The Master’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, and the soybean complex accounted for the majority of the Master’s grain exposure as of December 31, 2017.

Livestock. The Master’s primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Master as of December 31, 2017.

Foreign Currency Balances. The Master may hold various foreign currency balances. The Advisor regularly converts foreign currency balances to U.S. dollars in attempt to control the Master’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to mitigate the Partnership’s (through its investment in the Master) risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject.

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

Item 8. Financial Statements and Supplementary Data.

Ceres Abingdon L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017, 2016 and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements.

To the Limited Partners of

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Ceres Abingdon L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over Financial Reporting

The management of Ceres Abingdon L.P. (formerly, Managed Futures Premier Abingdon L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Ceres Abingdon L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Abingdon L.P.	Ceres Abingdon L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Abingdon L.P. (formerly, Managed Futures Premier Abingdon L.P.),

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Ceres Abingdon L.P. (formerly, Managed Futures Premier Abingdon L.P.) (the “Partnership”) as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Managed Futures Premier Abingdon L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Abingdon L.P. (the “Partnership”) as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Abingdon L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Statements of Financial Condition

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
Assets:
Investment in the Master, at fair value (Note 1)	$207,572,661	$226,279,019
Redemptions receivable from the Master	7,751,458	-
Cash at MS&Co. (Note 3c)	184,556	290,145
Cash at bank (Note 1)	436	217

Total assets	$215,509,111	$226,569,381

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$327,053	$354,362
Management fees (Note 3b)	268,779	282,485
General Partner fees (Note 3a)	179,186	188,323
Professional fees	159,108	227,107
Redemptions payable to Limited Partners (Note 6)	6,888,483	7,952,753

Total liabilities	7,822,609	9,005,030

Partners’ Capital (Notes 1 and 6):
General Partner, Class Z, 1,833.4370 and 1,909.7640 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	2,539,436	2,435,827
Limited Partners, Class A, 128,698.8997 and 150,497.4117 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	179,443,770	197,142,459
Limited Partners, Class D, 17,913.2276 and 13,940.1566 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	24,077,868	17,384,759
Limited Partners, Class Z, 1,173.5352 and 471.4422 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	1,625,428	601,306

Total partners’ capital (net asset value)	207,686,502	217,564,351

Total liabilities and partners’ capital	$215,509,111	$226,569,381

Net asset value per Redeemable Unit:
Class A	$1,394.29	$1,309.94

Class D	$1,344.14	$1,247.10

Class Z	$1,385.07	$1,275.46

See accompanying notes to financial statements.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Statements of Income and Expenses

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Income:
Interest income allocated from the Master (Note 3c)	$1,488,469	$575,103	$53,655

Expenses:
Expenses allocated from the Master	301,010	308,175	318,238
Ongoing selling agent fees (Note 3d)	4,116,542	4,449,727	4,237,214
Management fees (Note 3b)	3,326,947	3,547,672	3,375,788
General Partner fees (Note 3a)	2,217,964	2,365,117	2,250,527
Incentive fees (Note 3b)	-	-	3,535,100
Professional fees	583,999	599,842	464,422

Total expenses	10,546,462	11,270,533	14,181,289

Net investment loss	(9,057,993)	(10,695,430)	(14,127,634)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	18,452,640	2,781,411	17,755,035
Net change in unrealized gains (losses) on open contracts allocated from the Master	3,212,470	1,008,264	(9,065,888)

Total trading results	21,665,110	3,789,675	8,689,147

Net income (loss)	$12,607,117	$(6,905,755)	$(5,438,487)

Net income (loss) per Redeemable Unit* (Note 7):
Class A	$84.35	$(41.09)	$(28.25)

Class D	$97.04	$(23.11)	$(10.37)

Class Z	$109.61	$(13.91)	$(0.78)

Weighted average Redeemable Units outstanding:
Class A	151,818.6357	156,734.6785	148,065.7209

Class D	16,623.8706	14,121.3505	13,330.4439

Class Z	2,773.6683	2,365.9567	2,271.2438

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2017, 2016 and 2015

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2014	$184,633,894	133,862.9462	$13,739,779	10,729.3656	$2,691,616	2,086.2812	$201,065,289	146,678.5930
Subscriptions - General Partner	-	-	-	-	300,000	216.9500	300,000	216.9500
Subscriptions - Limited Partners	51,738,630	37,257.7740	4,720,000	3,449.7730	50,000	38.1430	56,508,630	40,745.6900
Redemptions - Limited Partners	(26,736,281)	(19,628.7880)	-	-	-	-	(26,736,281)	(19,628.7880)
Net income (loss)	(4,966,426)	-	(449,352)	-	(22,709)	-	(5,438,487)	-

Partners’ Capital, December 31, 2015	204,669,817	151,491.9322	18,010,427	14,179.1386	3,018,907	2,341.3742	225,699,151	168,012.4450
Subscriptions - Limited Partners	25,790,965	18,766.0025	-	-	50,906	39.8320	25,841,871	18,805.8345
Redemptions - Limited Partners	(26,764,567)	(19,760.5230)	(306,349)	(238.9820)	-	-	(27,070,916)	(19,999.5050)
Net income (loss)	(6,553,756)	-	(319,319)	-	(32,680)	-	(6,905,755)	-

Partners’ Capital, December 31, 2016	197,142,459	150,497.4117	17,384,759	13,940.1566	3,037,133	2,381.2062	217,564,351	166,818.7745
Subscriptions - General Partner	-	-	-	-	275,265	215.8170	275,265	215.8170
Subscriptions - Limited Partners	26,970,421	20,613.6240	5,000,000	4,033.0710	2,060,000	1,581.6670	34,030,421	26,228.3620
Redemptions - General Partner	-	-	-	-	(360,000)	(292.1440)	(360,000)	(292.1440)
Redemptions - Limited Partners	(55,269,803)	(42,412.1360)	(76,657)	(60.0000)	(1,084,192)	(879.5740)	(56,430,652)	(43,351.7100)
Net income (loss)	10,600,693	-	1,769,766	-	236,658	-	12,607,117	-

Partners’ Capital, December 31, 2017	$179,443,770	128,698.8997	$24,077,868	17,913.2276	$4,164,864	3,006.9722	$207,686,502	149,619.0995

Net asset value per Redeemable Unit:
2015:	Class A	$1,351.03

	Class D	$1,270.21

	Class Z	$1,289.37

2016:	Class A	$1,309.94

	Class D	$1,247.10

	Class Z	$1,275.46

2017:	Class A	$1,394.29

	Class D	$1,344.14

	Class Z	$1,385.07

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly–owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. All trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

Effective September 21, 2017, the Partnership changed its name from Managed Futures Premier Abingdon L.P. to Ceres Abingdon L.P.

During the periods covered by this report, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward counterparty for the Master. The Partnership and the Master also deposit a portion of their cash in non-trading bank accounts at JPMorgan.

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

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

The financial statements of the Master, including the Condensed Schedules of Investments, are attached to this report and should be read together with the Partnership’s financial statements.

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12 of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee of 1/12 of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Prior to the close of business on December 31, 2017 and as of December 31, 2016, the Partnership owned approximately 52.6% and 45.8%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015, the Partnership carried no debt and all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

Partnership’s Investment. The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Redeemable Unit, as a practical expedient, as calculated by the Master.

Master’s Investments. All commodity interests held by the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements” in the attached Master’s financial statements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses.

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

f.

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

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating the General Partner fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

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

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor for the Partnership during each calendar quarter. The Advisor’s incentive fee will be allocated proportionally to each Class based on the net asset value of the respective Class. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. The Management Agreement may be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) through its investment in the Master. Clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. or at the Master’s counterparty JPMorgan. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2017, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agent Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee at a rate equal to (i) 2% per year of month-end Net Assets for Class A Redeemable Units and (ii) 0.75% per year of month-end Net Assets for Class D Redeemable Units. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, incentive fee accrual, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

See Note 5 of the Master’s financial statements for the determination of the fair value of the Master’s investments and related disclosures, including the fair value hierarchy, pursuant to ASC 820, “Fair Value Measurement.”

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

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017			2016			2015
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$139.45	$133.89	$138.27	$22.65	$20.96	$21.04	$61.63	$57.25	$57.73
Net investment loss	(55.10)	(36.85)	(28.66)	(63.74)	(44.07)	(34.95)	(89.88)	(67.62)	(58.51)

Increase (decrease) for the year	84.35	97.04	109.61	(41.09)	(23.11)	(13.91)	(28.25)	(10.37)	(0.78)
Net asset value per Redeemable Unit, beginning of year	1,309.94	1,247.10	1,275.46	1,351.03	1,270.21	1,289.37	1,379.28	1,280.58	1,290.15

Net asset value per Redeemable Unit, end of year	$1,394.29	$1,344.14	$1,385.07	$1,309.94	$1,247.10	$1,275.46	$1,351.03	$1,270.21	$1,289.37

	2017			2016			2015
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(4.3)%	(3.0)%	(2.5)%	(4.7)%	(3.4)%	(2.7)%	(6.6)%	(5.0)%	(4.4)%

Operating expenses	5.0%	3.7%	3.3%	5.0%	3.7%	2.9%	5.0%	3.7%	2.9%
Incentive fees	-%	-%	-%	-%	-%	-%	1.6%	1.4%	1.5%

Total expenses	5.0%	3.7%	3.3%	5.0%	3.7%	2.9%	6.6%	5.1%	4.4%

Total return:
Total return before incentive fees	6.4%	7.8%	8.6%	(3.0)%	(1.8)%	(1.1)%	(0.5)%	0.6%	1.4%
Incentive fees	-%	-%	-%	-%	-%	-%	(1.6)%	(1.4)%	(1.5)%

Total return after incentive fees	6.4%	7.8%	8.6%	(3.0)%	(1.8)%	(1.1)%	(2.1)%	(0.8)%	(0.1)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

See Note 8, “Financial Instrument Risks,” of the attached Master’s financial statements for risks relating to financial instruments and derivatives that are traded by the Master.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts held and unlimited liability on such contracts sold short.

Ceres Abingdon L.P.

(formerly, Managed Futures Premier Abingdon L.P.)

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s and the Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s and the Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership and the Master have credit risk and concentration risk, as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s and the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s and the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to mitigate the Partnership’s and the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017

Total investment income	$513,684	$392,787	$330,426	$251,572
Total expenses	(2,512,762)	(2,519,155)	(2,695,837)	(2,818,708)
Total trading results	24,355,794	2,251,604	(8,695,242)	3,752,954

Net income (loss)	$22,356,716	$125,236	$(11,060,653)	$1,185,818

Increase (decrease) in net asset value per Redeemable Unit of Class A	$142.01	$(0.68)	$(63.41)	$6.43

Increase (decrease) in net asset value per Redeemable Unit of Class D	$140.68	$3.11	$(56.80)	$10.05

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$147.29	$5.51	$(55.89)	$12.70

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016

Total investment income	$148,996	$158,555	$133,684	$133,868
Total expenses	(2,694,605)	(2,894,231)	(2,820,236)	(2,861,461)
Total trading results	(7,921,704)	(4,323,082)	7,457,598	8,576,863

Net income (loss)	$(10,467,313)	$(7,058,758)	$4,771,046	$5,849,270

Increase (decrease) in net asset value per Redeemable Unit of Class A	$(60.86)	$(40.98)	$26.26	$34.49

Increase (decrease) in net asset value per Redeemable Unit of Class D	$(53.86)	$(34.70)	$28.94	$36.51

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$(52.59)	$(32.87)	$31.98	$39.57

To the Limited Partners of

CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
CMF Winton Master L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
855-672-4468

Report of Independent Registered Public Accounting Firm

To the General Partner of CMF Winton Master L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedule of investments as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and changes in its partners’ capital for the year ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

The statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of CMF Winton Master L.P.:

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Winton Master L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

CMF Winton Master L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

Assets:
Equity in trading accounts:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $416,693,176 at December 31, 2017 and 2016, respectively)	$ -	$ 416,864,386
Unrestricted cash (Note 3c)	304,851,425	-
Restricted cash (Note 3c)	89,363,569	68,379,250
Net unrealized appreciation on open futures contracts	2,739,533	10,740,072
Net unrealized appreciation on open forward contracts	11,770,077	-

Total equity in trading accounts	408,724,604	495,983,708
Cash at bank (Note 1)	436	217

Total assets	$ 408,725,040	$ 495,983,925

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$ -	$ 1,650,934
Accrued expenses:
Professional fees	45,452	40,013
Redemptions payable (Note 6)	11,031,281	-

Total liabilities	11,076,733	1,690,947

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at December 31, 2017 and 2016	-	-
Limited Partners, 94,701.5079 and 130,613.6627 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	397,648,307	494,292,978

Total partners’ capital (net asset value)	397,648,307	494,292,978

Total liabilities and partners’ capital	$ 408,725,040	$ 495,983,925

Net asset value per Redeemable Unit	$ 4,198.97	$ 3,784.39

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	1,445	$140,462	0.04%
Energy	1,407	4,381,395	1.10
Grains	163	(34,337)	(0.01)
Indices	5,207	2,038,758	0.51
Interest Rates U.S.	725	(243,258)	(0.06)
Interest Rates Non-U.S.	2,782	(1,373,334)	(0.35)
Livestock	334	(21,225)	(0.01)
Metals	156	510,437	0.13
Softs	127	426,592	0.11

Total futures contracts purchased		5,825,490	1.46

Futures Contracts Sold
Currencies	2,218	(1,429,413)	(0.36)
Energy	873	(1,676,700)	(0.42)
Grains	1,558	450,878	0.11
Indices	898	(516,603)	(0.13)
Interest Rates U.S.	1,724	605,827	0.15
Interest Rates Non-U.S.	3,798	548,006	0.14
Metals	331	(1,506,315)	(0.37)
Softs	1,845	438,363	0.11

Total futures contracts sold		(3,085,957)	(0.77)

Net unrealized appreciation on open futures contracts		$2,739,533	0.69%

Unrealized Appreciation on Open Forward Contracts
Currencies	$294,169,601	$5,389,790	1.36%
Metals	1,920	10,013,668	2.51

Total unrealized appreciation on open forward contracts		15,403,458	3.87

Unrealized Depreciation on Open Forward Contracts
Currencies	$141,664,343	(1,246,670)	(0.31)
Metals	554	(2,386,711)	(0.60)

Total unrealized depreciation on open forward contracts		(3,633,381)	(0.91)

Net unrealized appreciation on open forward contracts		$11,770,077	2.96%

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

CMF Winton Master L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income	$3,078,471	$1,359,616	$152,157

Expenses:
Clearing fees (Note 3c)	516,048	641,781	807,144
Professional fees	63,880	73,741	105,457

Total expenses	579,928	715,522	912,601

Net investment income (loss)	2,498,543	644,094	(760,444)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	35,560,324	8,027,637	51,728,772
Net change in unrealized gains (losses) on open contracts	5,616,917	4,077,813	(21,891,079)

Total trading results	41,177,241	12,105,450	29,837,693

Net income (loss)	$43,675,784	$12,749,544	$29,077,249

Net income (loss) per Redeemable Unit (Note 7)*	$439.86	$63.01	$153.12

Weighted average Redeemable Units outstanding	111,633.1886	142,260.9508	179,016.7911

*	Represents the change in net asset value per Redeemable Unit during the year before distribution of interest income to feeder funds.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2017, 2016 and 2015

Partners’
Capital
Partners’ Capital, December 31, 2014	$697,801,812
Subscriptions of 21,244.7232 Redeemable Units	78,552,619
Redemptions of 54,714.7700 Redeemable Units	(202,323,573)
Distribution of interest income to feeder funds	(66,737)
Net income (loss)	29,077,249

Partners’ Capital, December 31, 2015	603,041,370
Subscriptions of 7,585.9488 Redeemable Units	29,302,484
Redemptions of 38,948.9321 Redeemable Units	(150,568,990)
Distribution of interest income to feeder funds	(231,430)
Net income (loss)	12,749,544

Partners’ Capital, December 31, 2016	494,292,978
Subscriptions of 10,081.3978 Redeemable Units	38,351,561
Redemptions of 45,993.5526 Redeemable Units	(175,850,106)
Distribution of interest income to feeder funds	(2,821,910)
Net income (loss)	43,675,784

Partners’ Capital, December 31, 2017	$397,648,307

Net asset value per Redeemable Unit:

2015:	$3,723.01

2016:	$3,784.39

2017:	$4,198.97

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

1.	Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. As of January 1, 2017 the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. All trading decisions for the Master are made by the Advisor (defined below).

On November 1, 2004 (commencement of trading operations), Ceres Orion L.P. (formerly, Orion Futures Fund L.P.) (“Orion”) allocated a portion of its capital to the Master. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master. On February 1, 2007, Ceres Abingdon L.P. (formerly, Managed Futures Premier Abingdon L.P.) (“Abingdon”) allocated a portion of its capital to the Master. On March 1, 2007, Global Futures Fund Ltd. (“Global Futures”) allocated a portion of its capital to the Master. On June 1, 2013, Managed Futures Custom Solutions Fund LP – Series A (formerly, Morgan Stanley Managed Futures Custom Solutions Fund LP – Series A) (“Custom Solutions”) allocated a portion of its capital to the Master. Effective July 31, 2017, Custom Solutions terminated operations and redeemed its investment in the Master. On December 31, 2017, Institutional Portfolio terminated operations and redeemed its investment in the Master. The Master permits commodity pools managed by Winton Capital Management Limited (the “Advisor”) using the Winton Futures Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

During the periods covered by this report, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) also was a foreign exchange forward counterparty for the Master. The Master also deposits a portion of its cash in a non-trading bank account at JPMorgan.

As of the close of business on December 31, 2017, the Master operated under a structure where its investors consisted of Orion, Abingdon and Global Futures (each a “Feeder,” and collectively, the “Funds”). References herein to a “Feeder” or the “Funds” may also include as relevant, reference to Institutional Portfolio and Custom Solutions. Orion, Institutional, Abingdon and Global Futures each owned approximately 45.8%, 0.7%, 52.6% and 0.9% of the Master prior to the close of business on December 31, 2017, respectively. Orion, Institutional Portfolio, Abingdon, Global Futures and Custom Solutions each owned approximately 51.4%, 1.0%, 45.8%, 1.1% and 0.7% of the Master at December 31, 2016, respectively.

CMF Winton Master L.P.

Notes to Financial Statements

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as set forth in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

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

b.

Statement of Cash Flows. The Master has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015, the Master carried no debt and all of the Master’s investments were carried at fair value as classified as Level 1 or Level 2 measurements.

c.

Master’s Investments. All commodity interests held by the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Statements of Income and Expenses. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $16,294,826 (cost of $16,082,475) and $8,098,626 (cost of $8,082,720) at December 31, 2017 and 2016, respectively.

d.

Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro-rata among the Funds at the time of such determination.

CMF Winton Master L.P.

Notes to Financial Statements

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The Master follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Master’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Master’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

f.

Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception. Accordingly, the Master follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

g.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services—Investment Companies.” See Note 7, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

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

CMF Winton Master L.P.

Notes to Financial Statements

Under the Customer Agreement and the foreign exchange brokerage account agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. The Master’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2017 and 2016, the amount of cash held by the Master for margin requirements was $89,363,569 and $68,379,250, respectively. The Master’s margin requirement of $76,293,352 as of December 31, 2016 was met from a combination of 1) U.S. Treasury bills held at MS&Co. and 2) restricted cash held at MS&Co. of $68,379,250 as of December 31, 2016. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Customer Agreement may generally be terminated upon notice by either party.

d.	FX Agreement:

On July 12, 2017, the Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the Master during a month.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2017 and 2016 were 23,311 and 32,581, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2017 and 2016 were 1,131 and 936, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2017 and 2016 were $469,246,019 and $568,484,980, respectively.

CMF Winton Master L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2017 and 2016, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$13,523,003	$(10,783,470)	$2,739,533	$-	$-	$2,739,533
Forwards	10,013,668	(2,386,711)	7,626,957	-	-	7,626,957

	23,536,671	(13,170,181)	10,366,490	-	-	10,366,490
JPMorgan
Forwards	5,389,790	(1,246,670)	4,143,120	-	-	4,143,120

Total assets	$28,926,461	$(14,416,851)	$14,509,610	$-	$-	$14,509,610

Liabilities
MS&Co.
Futures	$(10,783,470)	$10,783,470	$-	$-	$-	$-
Forwards	(2,386,711)	2,386,711	-	-	-	-

	(13,170,181)	13,170,181	-	-	-	-
JPMorgan
Forwards	(1,246,670)	1,246,670	-	-	-	-

Total liabilities	$(14,416,851)	$14,416,851	$-	$-	$-	$-

Net fair value						$14,509,610	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the
				Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$16,580,686	$(5,840,614)	$10,740,072	$-	$-	$10,740,072
Forwards	5,609,164	(5,609,164)	-	-	-	-

Total assets	$22,189,850	$(11,449,778)	$10,740,072	$-	$-	$10,740,072

Liabilities
MS&Co.
Futures	$(5,840,614)	$5,840,614	$-	$-	$-	$-
Forwards	(7,260,098)	5,609,164	(1,650,934)	-	-	(1,650,934)

Total liabilities	$(13,100,712)	$11,449,778	$(1,650,934)	$-	$-	$(1,650,934)

Net fair value						$9,089,138	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and a counterparty to certain of the Master’s non-exchange-traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Master’s non-exchange-traded contracts, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Master is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

CMF Winton Master L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2017 and 2016, respectively.

	December 31, 2017
Assets
Futures Contracts
Currencies	$906,387
Energy	4,524,315
Grains	485,142
Indices	4,060,424
Interest Rates U.S.	702,601
Interest Rates Non-U.S.	736,601
Livestock	168,885
Metals	513,345
Softs	1,425,303

Total unrealized appreciation on open futures contracts	13,523,003

Liabilities
Futures Contracts
Currencies	(2,195,338)
Energy	(1,819,620)
Grains	(68,601)
Indices	(2,538,269)
Interest Rates U.S.	(340,032)
Interest Rates Non-U.S.	(1,561,929)
Livestock	(190,110)
Metals	(1,509,223)
Softs	(560,348)

Total unrealized depreciation on open futures contracts	(10,783,470)

Net unrealized appreciation on open futures contracts	$2,739,533	*

Assets
Forward Contracts
Currencies	$5,389,790
Metals	10,013,668

Total unrealized appreciation on open forward contracts	15,403,458

Liabilities
Forward Contracts
Currencies	(1,246,670)
Metals	(2,386,711)

Total unrealized depreciation on open forward contracts	(3,633,381)

Net unrealized appreciation on open forward contracts	$11,770,077	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

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

CMF Winton Master L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015
Sector
Currencies	$(13,714,137)		$19,150,065		$(7,215,757)
Energy	(4,386,443)		(17,414,694)		31,038,579
Grains	(1,197,928)		(5,876,807)		(3,427,761)
Indices	74,856,881		(792,804)		(22,507,686)
Interest Rates U.S.	(3,966,298)		5,069,108		3,171,758
Interest Rates Non-U.S.	(10,225,016)		36,333,655		15,738,906
Livestock	964,380		398,145		2,295,247
Metals	(4,610,063)		(25,923,637)		6,882,258
Softs	3,455,865		1,162,419		3,862,149

Total	$41,177,241	***	$12,105,450	***	$29,837,693	***

***  This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$13,523,003	$13,523,003	$-	$-
Forwards	15,403,458	-	15,403,458	-

Total assets	$28,926,461	$13,523,003	$15,403,458	$-

Liabilities
Futures	$10,783,470	$10,783,470	$-	$-
Forwards	3,633,381	-	3,633,381	-

Total liabilities	$14,416,851	$10,783,470	$3,633,381	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$416,864,386	$-	$416,864,386	$-
Futures	16,580,686	16,580,686	-	-
Forwards	5,609,164	1,925,249	3,683,915	-

Total assets	$439,054,236	$18,505,935	$420,548,301	$-

Liabilities
Futures	$5,840,614	$5,840,614	$-	$-
Forwards	7,260,098	4,518,912	2,741,186	-

Total liabilities	$13,100,712	$10,359,526	$2,741,186	$-

*

$1,925,249 of assets and $4,518,912 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metals Exchange (“LME”) contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

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

CMF Winton Master L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$417.48	$58.48	$157.43
Net investment income (loss)	22.38	4.53	(4.31)

Increase (decrease) for the year	439.86	63.01	153.12
Distribution of interest income to feeder funds	(25.28)	(1.63)	(0.40)
Net asset value per Redeemable Unit, beginning of year	3,784.39	3,723.01	3,570.29

Net asset value per Redeemable Unit, end of year	$4,198.97	$3,784.39	$3,723.01

Ratios to Average Limited Partners’ Capital:
Net investment income (loss)**	0.6%	0.1%	(0.1)%

Operating expenses	0.1%	0.1%	0.1%

Total return	11.6%	1.7%	4.3%

*

Net investment income (loss) per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 44.5% of the Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk, as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to mitigate the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

9.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through March 22, 2018, the date the financial statements were available to be issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective February 28, 2018, Orion changed its name to Ceres Orion L.P.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017

Total investment income	$998,587	$822,329	$704,553	$553,002
Total expenses	(89,844)	(163,372)	(164,697)	(162,015)
Total trading results	46,129,144	4,153,467	(16,536,338)	7,430,968

Net income (loss)	$47,037,887	$4,812,424	$(15,996,482)	$7,821,955

Increase (decrease) in net asset value per
Redeemable Unit	$473.42	$42.99	$(140.83)	$64.28

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016

Total investment income	$334,853	$363,578	$319,721	$341,464
Total expenses	(171,534)	(174,281)	(182,323)	(187,384)
Total trading results	(17,659,837)	(9,789,886)	17,050,084	22,505,089

Net income (loss)	$(17,496,518)	$(9,600,589)	$17,187,482	$22,659,169

Increase (decrease) in net asset value per
Redeemable Unit	$(128.91)	$(69.34)	$120.39	$140.87

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from

Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in

December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2018, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Redeemable Units	General Partner	1,833.4370	61.0%

(c) Changes in control. None.

Item 13. Certain Relationships, Related Transactions and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2016 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017	$75,138
2016	$83,800

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016, respectively, for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

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

(h)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, filed September 21, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 27, 2017 and incorporated herein by reference).

3.2

Fifth Amended and Restated Limited Partnership Agreement, dated November 15, 2017 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 20, 2017 and incorporated herein by reference).

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

(c)

Supplement to the Amended and Restated Commodity Futures Customer Agreement between the Master and MS&Co., effective July 25, 2017 (filed as Exhibit 10.1 (c) to the Current Report on Form 8-K filed on July 28, 2017 and incorporated herein by reference).

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

11.1

Foreign Exchange and Bullion Authorization Agreement between the Master and JPMorgan (filed as Exhibit 11.1 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.2

International Swap Dealers Association, Inc. Master Agreement between the Master and JPMorgan (filed as Exhibit 11.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.3

Schedule to International Swap Dealers Association, Inc. Master Agreement between the Master and JPMorgan (filed as Exhibit 11.3 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.4

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between the Master and JPMorgan (filed as Exhibit 11.4 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.5	Institutional Account Agreement between the Master and JPMorgan (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

Exhibit 32.1 — Section  1350 Certification (Certification of President and Director) (filed herewith).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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
Patrick T. Egan President and Director Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.