Form 10-Q
period 2018-03-31
CERES ABINGDON L.P.
filed 2018-05-10
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes X No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No _

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

Yes _ No X

As of April 30, 2018, there were 125,674.5847 Limited Partnership Class A Redeemable Units outstanding, 17,913.2276 Limited Partnership Class D Redeemable Units outstanding and 1,173.5352 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Abingdon L.P.

Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Master(1), at fair value	$194,775,526	$207,572,661
Redemptions receivable from the Master	4,437,460	7,751,458
Cash at MS&Co.	266,007	184,556
Cash at bank	—	436

Total assets	$199,478,993	$215,509,111

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$302,217	$327,053
Management fees	248,723	268,779
General Partner fees	165,815	179,186
Professional fees	198,405	159,108
Redemptions payable to Limited Partners	3,674,660	6,888,483

Total liabilities	4,589,820	7,822,609

Partners’ Capital:
General Partner, Class Z, 1,579.1530 and 1,833.4370 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	2,100,209	2,539,436
Limited Partners, Class A, 126,228.7137 and 128,698.8997 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	168,151,767	179,443,770
Limited Partners, Class D, 17,913.2276 Redeemable Units outstanding at March 31, 2018 and December 31, 2017	23,076,443	24,077,868
Limited Partners, Class Z, 1,173.5352 Redeemable Units outstanding at March 31, 2018 and December 31, 2017	1,560,754	1,625,428

Total partners’ capital (net asset value)	194,889,173	207,686,502

Total liabilities and partners’ capital	$199,478,993	$215,509,111

Net asset value per Redeemable Unit:
Class A	$1,332.12	$1,394.29

Class D	$1,288.23	$1,344.14

Class Z	$1,329.96	$1,385.07

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income allocated from the Master	$673,146	$251,572

Expenses:
Expenses allocated from the Master	80,915	80,604
Ongoing selling agent fees	945,960	1,115,848
Management fees	778,823	889,174
General Partner fees	519,215	592,782
Professional fees	141,819	140,300

Total expenses	2,466,732	2,818,708

Net investment loss	(1,793,586)	(2,567,136)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(2,160,440)	9,022,292
Net change in unrealized gains (losses) on open contracts allocated from the Master	(5,267,256)	(5,269,338)

Total trading results	(7,427,696)	3,752,954

Net income (loss)	$(9,221,282)	$1,185,818

Net income (loss) per Redeemable Unit:*
Class A	$(62.17)	$6.43

Class D	$(55.91)	$10.05

Class Z	$(55.11)	$12.70

Weighted average Redeemable Units outstanding:
Class A	129,289.8884	165,110.6037

Class D	17,913.2276	13,940.1566

Class Z	2,837.4495	2,870.8932

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$179,443,770	128,698.8997	$24,077,868	17,913.2276	$4,164,864	3,006.9722	$207,686,502	149,619.0995
Subscriptions - Limited Partners	3,184,127	2,193.4450	-	-	-	-	3,184,127	2,193.4450
Redemptions - General Partner	-	-	-	-	(375,000)	(254.2840)	(375,000)	(254.2840)
Redemptions - Limited Partners	(6,385,174)	(4,663.6310)	-	-	-	-	(6,385,174)	(4,663.6310)
Net income (loss)	(8,090,956)	-	(1,001,425)	-	(128,901)	-	(9,221,282)	-

Partners’ Capital, March 31, 2018	$168,151,767	126,228.7137	$23,076,443	17,913.2276	$3,660,963	2,752.6882	$194,889,173	146,894.6295

Partners’ Capital, December 31, 2016	$197,142,459	150,497.4117	$17,384,759	13,940.1566	$3,037,133	2,381.2062	$217,564,351	166,818.7745
Subscriptions - General Partner	-	-	-	-	275,265	215.8170	275,265	215.8170
Subscriptions - Limited Partners	23,381,406	17,862.0640	-	-	1,060,000	821.6100	24,441,406	18,683.6740
Redemptions - Limited Partners	(12,327,410)	(9,429.7010)	-	-	-	-	(12,327,410)	(9,429.7010)
Net income (loss)	1,014,291	-	140,176	-	31,351	-	1,185,818	-

Partners’ Capital, March 31, 2017	$209,210,746	158,929.7747	$17,524,935	13,940.1566	$4,403,749	3,418.6332	$231,139,430	176,288.5645

See accompanying notes to financial statements.

Ceres Abingdon L.P.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. As of March 31, 2018, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

Effective September 21, 2017, the Partnership changed its name from Managed Futures Premier Abingdon L.P. to Ceres Abingdon L.P.

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward counterparty for the Master. During the reporting period and prior periods included in this report, the Partnership and the Master also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2018.

Ceres Abingdon L.P.

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

At March 31, 2018 and prior to the close of business December 31, 2017, the Partnership owned approximately 54.5% and 52.6%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and non-U.S. commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, the results of its operations for the three months ended March 31, 2018 and 2017 and the changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&C. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $33,732,130 and $89,363,569, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(3,298,811)(cost of $3,299,498) and $16,294,826 (cost of $16,082,475) as of March 31, 2018 and December 31, 2017, respectively.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2018 and December 31, 2017 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2018 and 2017 are presented below:

CMF Winton Master L.P.
Statements of Financial Condition
	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets:
Equity in trading accounts:
Unrestricted cash	$ 321,820,512	$ 304,851,425
Restricted cash	33,732,130	89,363,569
Net unrealized appreciation on open futures contracts	7,680,150	2,739,533
Net unrealized appreciation on open forward contracts	-	11,770,077

Total equity in trading accounts	363,232,792	408,724,604
Cash at bank	-	436

Total assets	$ 363,232,792	$ 408,725,040

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$ 1,355,546	$ -
Accrued expenses:
Professional fees	47,307	45,452
Redemptions payable	4,866,562	11,031,281

Total liabilities	6,269,415	11,076,733

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at March 31, 2018 and December 31, 2017	-	-
Limited Partners, 88,182.5867 and 94,701.5079 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	356,963,377	397,648,307

Total partners’ capital (net asset value)	356,963,377	397,648,307

Total liabilities and partners’ capital	$ 363,232,792	$ 408,725,040

Net asset value per Redeemable Unit	$ 4,048.00	$ 4,198.97

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	835	$ 228,718	0.06%
Energy	1,740	4,686,294	1.31
Grains	65	13,279	0.00 *
Indices	716	(2,740,574)	(0.77)
Interest Rates U.S.	78	54,687	0.02
Interest Rates Non-U.S.	160	66,662	0.02
Livestock	1	(1,938)	(0.00) *
Metals	11	(92,260)	(0.03)
Softs	108	240,886	0.07

Total futures contracts purchased		2,455,754	0.68

Futures Contracts Sold
Currencies	1,035	192,128	0.05
Grains	1,466	(74,971)	(0.02)
Indices	360	1,279,712	0.36
Interest Rates U.S.	1,132	(595,102)	(0.17)
Interest Rates Non-U.S.	6,005	1,963,899	0.55
Livestock	124	112,133	0.03
Metals	511	984,270	0.28
Softs	1,407	1,362,327	0.38

Total futures contracts sold		5,224,396	1.46

Net unrealized appreciation on open futures contracts		$7,680,150	2.14%

Unrealized Appreciation on Open Forward Contracts
Currencies	$106,197,574	$ 1,009,412	0.28%
Metals	757	2,770,494	0.78

Total unrealized appreciation on open forward contracts		3,779,906	1.06

Unrealized Depreciation on Open Forward Contracts
Currencies	$114,083,888	(1,021,435)	(0.29)
Metals	1,099	(4,114,017)	(1.15)

Total unrealized depreciation on open forward contracts		(5,135,452)	(1.44)

Net unrealized depreciation on open forward contracts		$ (1,355,546)	(0.38)%

*	Due to rounding.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,445	$ 140,462	0.04%
Energy	1,407	4,381,395	1.10
Grains	163	(34,337)	(0.01)
Indices	5,207	2,038,758	0.51
Interest Rates U.S.	725	(243,258)	(0.06)
Interest Rates Non-U.S.	2,782	(1,373,334)	(0.35)
Livestock	334	(21,225)	(0.01)
Metals	156	510,437	0.13
Softs	127	426,592	0.11

Total futures contracts purchased		5,825,490	1.46

Futures Contracts Sold
Currencies	2,218	(1,429,413)	(0.36)
Energy	873	(1,676,700)	(0.42)
Grains	1,558	450,878	0.11
Indices	898	(516,603)	(0.13)
Interest Rates U.S.	1,724	605,827	0.15
Interest Rates Non-U.S.	3,798	548,006	0.14
Metals	331	(1,506,315)	(0.37)
Softs	1,845	438,363	0.11

Total futures contracts sold		(3,085,957)	(0.77)

Net unrealized appreciation on open futures contracts		$ 2,739,533	0.69%

Unrealized Appreciation on Open Forward Contracts
Currencies	$294,169,601	$ 5,389,790	1.36%
Metals	1,920	10,013,668	2.51

Total unrealized appreciation on open forward contracts		15,403,458	3.87

Unrealized Depreciation on Open Forward Contracts
Currencies	$141,664,343	(1,246,670)	(0.31)
Metals	554	(2,386,711)	(0.60)

Total unrealized depreciation on open forward contracts		(3,633,381)	(0.91)

Net unrealized appreciation on open forward contracts		$ 11,770,077	2.96%

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income	$ 1,246,335	$ 553,002

Expenses:
Clearing fees	132,389	146,069
Professional fees	17,195	15,946

Total expenses	149,584	162,015

Net investment income (loss)	1,096,751	390,987

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(3,338,467)	17,804,386
Net change in unrealized gains (losses) on open contracts	(8,398,044)	(10,373,418)

Total trading results	(11,736,511)	7,430,968

Net income (loss)	(10,639,760)	7,821,955
Subscriptions - Limited Partners	7,572,573	25,469,347
Redemptions - Limited Partners	(36,492,259)	(59,850,465)
Distribution of interest income to feeder funds	(1,125,484)	(417,388)

Net increase (decrease) in Partners’ Capital	(40,684,930)	(26,976,551)
Partners’ Capital, beginning of period	397,648,307	494,292,978

Partners’ Capital, end of period	$ 356,963,377	$ 467,316,427

Net asset value per Redeemable Unit (88,182.5867 and 121,527.2032 Redeemable Units outstanding at March 31, 2018 and 2017, respectively)	$ 4,048.00	$ 3,845.36

Net income (loss) per Redeemable Unit*	$ (138.70)	$ 64.28

Weighted average Redeemable Units outstanding	91,740.2584	126,010.1404

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018			2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses)	$ (49.54)	$ (47.91)	$ (49.11)	$ 21.00	$ 20.04	$ 20.53
Net investment loss	(12.63)	(8.00)	(6.00)	(14.57)	(9.99)	(7.83)

Increase (decrease) for the period	(62.17)	(55.91)	(55.11)	6.43	10.05	12.70
Net asset value per Redeemable Unit, beginning of period	1,394.29	1,344.14	1,385.07	1,309.94	1,247.10	1,275.46

Net asset value per Redeemable Unit, end of period	$ 1,332.12	$ 1,288.23	$ 1,329.96	$ 1,316.37	$ 1,257.15	$ 1,288.16

	Three Months Ended March 31,
	2018			2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.7)%	(2.4)%	(1.7)%	(4.7)%	(3.3)%	(2.6)%

Operating expenses	5.1%	3.7%	3.0%	5.1%	3.7%	3.1%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.1%	3.7%	3.0%	5.1%	3.7%	3.1%

Total return:
Total return before incentive fees	(4.5)%	(4.2)%	(4.0)%	0.5%	0.8%	1.0%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(4.5)%	(4.2)%	(4.0)%	0.5%	0.8%	1.0%

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$ (150.65)	$ 61.18
Net investment income (loss)	11.95	3.10

Increase (decrease) for the period	(138.70)	64.28
Distribution of interest income to feeder funds	(12.27)	(3.31)
Net asset value per Redeemable Unit, beginning of period	4,198.97	3,784.39

Net asset value per Redeemable Unit, end of period	$ 4,048.00	$ 3,845.36

	Three Months Ended March 31,
	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	1.1%	0.3%

Operating expenses	0.2%	0.1%

Total return	(3.3)%	1.7%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2018 and 2017 was 20,523 and 25,178, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended March 31, 2018 and 2017 was 2,242 and 990, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended March 31, 2018 and 2017 was $436,728,273 and $447,690,640, respectively.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of March 31, 2018 and December 31, 2017, respectively.

March 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Futures	$13,189,003	$(5,508,853)	$7,680,150	$-	$-	$7,680,150
Forwards	2,772,632	(2,772,632)	-	-	-	-

	15,961,635	(8,281,485)	7,680,150	-	-	7,680,150
JPMorgan
Forwards	1,007,274	(1,007,274)	-	-	-	-

Total assets	$16,968,909	$(9,288,759)	$7,680,150	$-	$-	$7,680,150

Liabilities
MS&Co.
Futures	$(5,508,853)	$5,508,853	$-	$-	$-	$-
Forwards	(4,114,033)	2,772,632	(1,341,401)	-	-	(1,341,401)

	(9,622,886)	8,281,485	(1,341,401)	-	-	(1,341,401)
JPMorgan
Forwards	(1,021,419)	1,007,274	(14,145)	-	-	(14,145)

Total liabilities	$(10,644,305)	$9,288,759	$(1,355,546)	$-	$-	$(1,355,546)

Net fair value						$6,324,604	*

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Futures	$13,523,003	$(10,783,470)	$2,739,533	$-	$-	$2,739,533
Forwards	10,013,668	(2,386,711)	7,626,957	-	-	7,626,957

	23,536,671	(13,170,181)	10,366,490	-	-	10,366,490
JPMorgan
Forwards	5,389,790	(1,246,670)	4,143,120	-	-	4,143,120

Total assets	$28,926,461	$(14,416,851)	$14,509,610	$-	$-	$14,509,610

Liabilities
MS&Co.
Futures	$(10,783,470)	$10,783,470	$-	$-	$-	$-
Forwards	(2,386,711)	2,386,711	-	-	-	-

	(13,170,181)	13,170,181	-	-	-	-
JPMorgan
Forwards	(1,246,670)	1,246,670	-	-	-	-

Total liabilities	$(14,416,851)	$14,416,851	$-	$-	$-	$-

Net fair value						$14,509,610	*

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
Assets
Futures Contracts
Currencies	$787,054
Energy	4,750,584
Grains	473,862
Indices	1,437,416
Interest Rates U.S.	55,226
Interest Rates Non-U.S.	2,653,384
Livestock	133,673
Metals	1,004,238
Softs	1,893,566

Total unrealized appreciation on open futures contracts	13,189,003

Liabilities
Futures Contracts
Currencies	(366,208)
Energy	(64,290)
Grains	(535,554)
Indices	(2,898,278)
Interest Rates U.S.	(595,641)
Interest Rates Non-U.S.	(622,823)
Livestock	(23,478)
Metals	(112,228)
Softs	(290,353)

Total unrealized depreciation on open futures contracts	(5,508,853)

Net unrealized appreciation on open futures contracts	$7,680,150	*

Assets
Forward Contracts
Currencies	$1,009,412
Metals	2,770,494

Total unrealized appreciation on open forward contracts	3,779,906

Liabilities
Forward Contracts
Currencies	(1,021,435)
Metals	(4,114,017)

Total unrealized depreciation on open forward contracts	(5,135,452)

Net unrealized depreciation on open forward contracts	$(1,355,546)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018		2017
Sector
Currencies	$(4,786,268)		$(3,852,357)
Energy	(1,322,683)		(4,844,453)
Grains	(3,071,831)		(1,950,632)
Indices	(1,050,723)		25,831,175
Interest Rates U.S.	(874,210)		(1,415,218)
Interest Rates Non-U.S.	1,765,428		(3,115,949)
Livestock	(212,688)		372,345
Metals	(3,730,620)		(4,227,962)
Softs	1,547,084		634,019

Total	$(11,736,511)	***	$7,430,968	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017 and for the periods ended March 31, 2018 and 2017, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

March 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$13,189,003	$13,189,003	$-	$-
Forwards	3,779,906	-	3,779,906	-

Total assets	$16,968,909	$13,189,003	$3,779,906	$-

Liabilities
Futures	$5,508,853	$5,508,853	$-	$-
Forwards	5,135,452	-	5,135,452	-

Total liabilities	$10,644,305	$5,508,853	$5,135,452	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3
Assets
Futures	$13,523,003	$13,523,003	$-	$-
Forwards	15,403,458	-	15,403,458	-

Total assets	$28,926,461	$13,523,003	$15,403,458	$-

Liabilities
Futures	$10,783,470	$10,783,470	$-	$-
Forwards	3,633,381	-	3,633,381	-

Total liabilities	$14,416,851	$10,783,470	$3,633,381	$-

*

$1,925,249 of assets and $4,518,912 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metals Exchange (“LME”) contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 21.4% to 46.6% of the Master’s contracts are traded OTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

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

For the three months ended March 31, 2018, Partnership capital decreased 6.2% from $207,686,502 to $194,889,173. This decrease was attributable to redemptions of 4,663.6310 Redeemable Units of Class A totaling $6,385,174, redemptions of 254.2840 General Partner Redeemable Units of Class Z totaling $375,000 and a net loss of $9,221,282. This decrease was partially offset by subscriptions for 2,193.4450 Redeemable Units of Class A totaling $3,184,127.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2018, the Master’s capital decreased 10.2% from $397,648,307 to $356,963,377. This decrease was attributable to redemptions of 8,289.2903 units totaling $36,492,259, distributions of interest income to feeder funds totaling $1,125,484 and a net loss of $10,639,760. This decrease was partially offset by subscriptions of 1,770.3691 units totaling $7,572,573. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2018, the net asset value per Redeemable Unit for Class A decreased 4.5% from $1,394.29 to $1,332.12, as compared to an increase of 0.5% in the first quarter of 2017. During the Partnership’s first quarter of 2018, the net asset value per Redeemable Unit for Class D decreased 4.2% from $1,344.14 to $1,288.23, as compared to an increase of 0.8% in the first quarter of 2017. During the Partnership’s first quarter of 2018, the net asset value per Redeemable Unit for Class Z decreased 4.0% from $1,385.07 to $1,329.96, as compared to an increase of 1.0% in the first quarter of 2017. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2018 of $7,427,696. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, U.S. interest rates, livestock and metals and were partially offset by gains in non-U.S. interest rates and softs. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2017 of $3,752,954. Gains were primarily attributable to the Master’s trading of commodity futures in indices, livestock and softs and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates and metals.

During the first quarter, the most notable losses were incurred within the currency markets during February from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen advanced amid fears of a US-led trade war. In commodities, losses within the metals markets were incurred during February and March from long positions in aluminum and copper futures as demand for industrial metals weakened amid signs of weakness in the global equity markets and a burgeoning global trade war. Additional commodity losses were incurred in grains as weather-related factors contributed to short-term price volatility during January and February. Smaller losses from long positions in the energy sector during February offset gains recorded during January and March. Within the global equity index sector, losses were incurred during February from long positions in European and Asian equity index futures as global stocks experienced a sharp sell-off to start the month after trending consistently higher in recent months. A portion of the Partnership’s losses for the quarter was offset by gains experienced within the global interest rate sector during January and February from short positions in U.S. fixed income futures as investors anticipated the U.S. Federal Reserve would be aggressive in raising interest rates in 2018. Smaller gains were recorded in sugar futures trading during January and March.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2017, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three months ended March 31, 2018 increased by $421,574, as compared to the corresponding period in 2017. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2018 as compared to the corresponding period in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2018 decreased by $169,888 as compared to the corresponding period in 2017. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2018 decreased by $110,351 as compared to the corresponding period in 2017. The decrease in management fees was due to lower average net assets per Class during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2018 decreased by $73,567 as compared to the corresponding period in 2017. The decrease in General Partner fees was due to lower average net assets per Class during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2018 and 2017. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2018 and prior to the close of business on December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, the Master’s total capitalization was $356,963,377 and the Partnership owned approximately 54.5% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2018 was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$13,103,925	3.67%	$40,819,997	$8,567,370	$25,939,471
Energy	4,176,025	1.17	6,992,466	3,291,755	4,791,805
Grains	1,390,088	0.39	1,647,863	1,061,131	1,367,845
Indices	3,078,105	0.86	20,796,191	3,078,105	9,403,148
Interest Rates U.S.	1,793,101	0.50	2,463,087	1,109,639	1,940,783
Interest Rates Non-U.S.	1,331,056	0.37	2,722,590	563,863	1,698,625
Livestock	177,925	0.05	516,340	53,482	186,248
Metals	5,240,877	1.47	10,784,203	5,048,615	6,701,461
Softs	2,098,745	0.59	2,786,739	2,098,745	2,485,212

Total	$32,389,847	9.07%

* Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2108 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, there were subscriptions for 2,193.4450 Redeemable Units of Class A totaling $3,184,127. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	1,092.0560	$1,482.07	N/A	N/A
February 1, 2018 - February 28, 2018	813.0700	$1,343.07	N/A	N/A
March 1, 2018 - March 31, 2018	2,758.5050	$1,332.12	N/A	N/A
	4,663.6310	$1,369.14
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

Date: May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.