Form 10-Q
period 2018-06-30
CERES ABINGDON L.P.
filed 2018-08-09
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes      No X

As of July 31, 2018, there were 123,717.9007 Limited Partnership Class A Redeemable Units outstanding, 17,913.2276 Limited Partnership Class D Redeemable Units outstanding and 1,173.5352 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Abingdon L.P.

Statements of Financial Condition

	June 30,	December 31,
	2018	2017
	(Unaudited)

Assets:
Investment in the Master(1), at fair value	$198,941,091	$207,572,661
Redemptions receivable from the Master	1,609,434	7,751,458
Cash at MS&Co.	271,595	184,556
Cash at bank	-	436

Total assets	$200,822,120	$215,509,111

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$303,309	$327,053
Management fees	250,394	268,779
General Partner fees	166,930	179,186
Professional fees	203,364	159,108
Redemptions payable to Limited Partners	843,386	6,888,483

Total liabilities	1,767,383	7,822,609

Partners’ Capital:
General Partner, Class Z, 1,579.1530 and 1,833.4370 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	2,183,098	2,539,436
Limited Partners, Class A, 124,335.9437 and 128,698.8997 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	171,307,074	179,443,770
Limited Partners, Class D, 17,913.2276 Redeemable Units outstanding at June 30, 2018 and December 31, 2017	23,942,212	24,077,868
Limited Partners, Class Z, 1,173.5352 Redeemable Units outstanding at June 30, 2018 and December 31, 2017	1,622,353	1,625,428

Total partners’ capital (net asset value)	199,054,737	207,686,502

Total liabilities and partners’ capital	$200,822,120	$215,509,111

Net asset value per Redeemable Unit:
Class A	$1,377.78	$1,394.29

Class D	$1,336.57	$1,344.14

Class Z	$1,382.45	$1,385.07

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income allocated from the Master	$761,427	$330,426	$1,434,573	$581,998

Expenses:
Expenses allocated from the Master	67,608	86,467	148,523	167,071
Ongoing selling agent fees	905,327	1,052,479	1,851,287	2,168,327
Management fees	746,824	851,218	1,525,647	1,740,392
General Partner fees	497,882	567,479	1,017,097	1,160,261
Professional fees	136,845	138,194	278,664	278,494

Total expenses	2,354,486	2,695,837	4,821,218	5,514,545

Net investment loss	(1,593,059)	(2,365,411)	(3,386,645)	(4,932,547)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	6,665,976	(4,037,730)	4,505,536	4,984,562
Net change in unrealized gains (losses) on open contracts allocated from the Master	1,684,920	(4,657,512)	(3,582,336)	(9,926,850)

Total trading results	8,350,896	(8,695,242)	923,200	(4,942,288)

Net income (loss)	$6,757,837	$(11,060,653)	$(2,463,445)	$(9,874,835)

Net income (loss) per Redeemable Unit:*
Class A	$45.66	$(63.41)	$(16.51)	$(56.98)

Class D	$48.34	$(56.80)	$(7.57)	$(46.75)

Class Z	$52.49	$(55.89)	$(2.62)	$(43.19)

Weighted average Redeemable Units outstanding:
Class A	125,894.2447	157,521.3537	127,592.0665	161,315.9787

Class D	17,913.2276	16,628.8706	17,913.2276	15,284.5136

Class Z	2,752.6882	3,418.6332	2,795.0689	3,144.7632

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$179,443,770	128,698.8997	$24,077,868	17,913.2276	$4,164,864	3,006.9722	$207,686,502	149,619.0995
Subscriptions - Limited Partners	5,046,127	3,583.3960	-	-	-	-	5,046,127	3,583.3960
Redemptions - General Partner	-	-	-	-	(375,000)	(254.2840)	(375,000)	(254.2840)
Redemptions - Limited Partners	(10,839,447)	(7,946.3520)	-	-	-	-	(10,839,447)	(7,946.3520)
Net income (loss)	(2,343,376)	-	(135,656)	-	15,587	-	(2,463,445)	-

Partners’ Capital, June 30, 2018	$171,307,074	124,335.9437	$23,942,212	17,913.2276	$3,805,451	2,752.6882	$199,054,737	145,001.8595

Partners’ Capital, December 31, 2016	$197,142,459	150,497.4117	$17,384,759	13,940.1566	$3,037,133	2,381.2062	$217,564,351	166,818.7745
Subscriptions - General Partner	-	-	-	-	275,265	215.8170	275,265	215.8170
Subscriptions - Limited Partners	26,210,664	20,033.1030	5,000,000	4,033.0710	1,060,000	821.6100	32,270,664	24,887.7840
Redemptions - General Partner	-	-	-	-	(360,000)	(292.1440)	(360,000)	(292.1440)
Redemptions - Limited Partners	(25,144,103)	(19,445.3090)	-	-	(1,012,445)	(821.6100)	(26,156,548)	(20,266.9190)
Net income (loss)	(8,904,586)	-	(810,527)	-	(159,722)	-	(9,874,835)	-

Partners’ Capital, June 30, 2017	$189,304,434	151,085.2057	$21,574,232	17,973.2276	$2,840,231	2,304.8792	$213,718,897	171,363.3125

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. As of June 30, 2018, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

Effective September 21, 2017, the Partnership changed its name from Managed Futures Premier Abingdon L.P. to Ceres Abingdon L.P.

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward counterparty for the Master. During prior periods included in this report, the Partnership and the Master also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2018.

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

At June 30, 2018 and prior to the close of business on December 31, 2017, the Partnership owned approximately 54.1% and 52.6%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and non-U.S. commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and the changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $35,809,016 and $89,363,569, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $3,058,991 (cost of $3,096,036) and $16,294,826 (cost of $16,082,475) as of June 30, 2018 and December 31, 2017, respectively.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2018 and December 31, 2017 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2018 and 2017 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets:
Equity in trading accounts:
Unrestricted cash	$324,169,345	$304,851,425
Restricted cash	35,809,016	89,363,569
Net unrealized appreciation on open futures contracts	11,191,152	2,739,533
Net unrealized appreciation on open forward contracts	-	11,770,077

Total equity in trading accounts	371,169,513	408,724,604
Cash at bank	-	436

Total assets	$371,169,513	$408,725,040

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$1,727,104	$-
Accrued expenses:
Professional fees	49,807	45,452
Redemptions payable	2,181,356	11,031,281

Total liabilities	3,958,267	11,076,733

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at June 30, 2018 and December 31, 2017	-	-
Limited Partners, 86,957.1873 and 94,701.5079 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	367,211,246	397,648,307

Total partners’ capital (net asset value)	367,211,246	397,648,307

Total liabilities and partners’ capital	$371,169,513	$408,725,040

Net asset value per Redeemable Unit	$4,222.90	$4,198.97

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital

Futures Contracts Purchased

Currencies	543	$335,144	0.09%

Energy	1,287	3,570,841	0.97

Grains	23	(537)	(0.00) *

Indices	358	(478,881)	(0.13)

Interest Rates U.S.	357	276,836	0.08

Interest Rates Non-U.S.	4,867	1,339,870	0.36

Metals	1	(5,590)	(0.00) *

Softs	144	(37,899)	(0.01)

Total futures contracts purchased		4,999,784	1.36

Futures Contracts Sold

Currencies	1,462	1,385,929	0.38

Grains	1,544	1,313,551	0.36

Indices	95	5,105	0.00 *

Interest Rates U.S.	1,139	(292,470)	(0.08)

Interest Rates Non-U.S.	2,054	1,260,798	0.34

Livestock	380	(575,550)	(0.16)

Metals	867	2,594,780	0.71

Softs	1,328	499,225	0.14

Total futures contracts sold		6,191,368	1.69

Net unrealized appreciation on open futures contracts		$11,191,152	3.05%

Unrealized Appreciation on Open Forward Contracts

Currencies	$57,847,900	$1,141,893	0.31%
Metals	632	2,258,373	0.62

Total unrealized appreciation on open forward contracts		3,400,266	0.93

Unrealized Depreciation on Open Forward Contracts

Currencies	$90,250,795	(1,958,748)	(0.53)

Metals	811	(3,168,622)	(0.87)

Total unrealized depreciation on open forward contracts		(5,127,370)	(1.40)

Net unrealized depreciation on open forward contracts		$(1,727,104)	(0.47)%

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$1,395,806	$704,553	$2,642,141	$1,257,555

Expenses:
Clearing fees	107,262	148,750	239,651	294,819
Professional fees	17,000	15,947	34,195	31,893

Total expenses	124,262	164,697	273,846	326,712

Net investment income (loss)	1,271,544	539,856	2,368,295	930,843

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	12,243,034	(7,862,406)	8,904,567	9,941,980
Net change in unrealized gains (losses) on open contracts	3,103,086	(8,673,932)	(5,294,958)	(19,047,350)

Total trading results	15,346,120	(16,536,338)	3,609,609	(9,105,370)

Net income (loss)	16,617,664	(15,996,482)	5,977,904	(8,174,527)
Subscriptions - Limited Partners	1,870,255	7,829,257	9,442,828	33,298,604
Redemptions - Limited Partners	(7,006,232)	(43,391,901)	(43,498,491)	(103,242,366)
Distribution of interest income to feeder funds	(1,233,818)	(704,553)	(2,359,302)	(1,121,941)

Net increase (decrease) in Partners’ Capital	10,247,869	(52,263,679)	(30,437,061)	(79,240,230)
Partners’ Capital, beginning of period	356,963,377	467,316,427	397,648,307	494,292,978

Partners’ Capital, end of period	$367,211,246	$415,052,748	$367,211,246	$415,052,748

Net asset value per Redeemable Unit (86,957.1873 and 112,224.9575 Redeemable Units outstanding at June 30, 2018 and 2017, respectively)	$4,222.90	$3,698.40	$4,222.90	$3,698.40

Net income (loss) per Redeemable Unit*	$188.92	$(140.83)	$50.19	$(76.68)

Weighted average Redeemable Units outstanding	87,980.0004	114,997.3908	89,860.1294	120,503.7656

* Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,

		2018			2017

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses)	$57.21	$55.39	$57.21	$(49.55)	$(47.39)	$(48.60)
Net investment loss	(11.55)	(7.05)	(4.72)	(13.86)	(9.41)	(7.29)

Increase (decrease) for the period	45.66	48.34	52.49	(63.41)	(56.80)	(55.89)
Net asset value per Redeemable Unit, beginning of period	1,332.12	1,288.23	1,329.96	1,316.37	1,257.15	1,288.16

Net asset value per Redeemable Unit, end of period	$1,377.78	$1,336.57	$1,382.45	$1,252.96	$1,200.35	$1,232.27

	Six Months Ended June 30,

		2018			2017

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses)	$7.68	$7.48	$8.12	$(28.53)	$(27.40)	$(28.12)
Net investment loss	(24.19)	(15.05)	(10.74)	(28.45)	(19.35)	(15.07)

Increase (decrease) for the period	(16.51)	(7.57)	(2.62)	(56.98)	(46.75)	(43.19)
Net asset value per Redeemable Unit, beginning of period	1,394.29	1,344.14	1,385.07	1,309.94	1,247.10	1,275.46

Net asset value per Redeemable Unit, end of period	$1,377.78	$1,336.57	$1,382.45	$1,252.96	$1,200.35	$1,232.27

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2018			2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.4)%	(2.2)%	(1.4)%	(4.4)%	(3.2)%	(2.7)%

Operating expenses	5.0%	3.7%	2.9%	5.0%	3.8%	3.4%
Incentive fees	-%	-%	-%	-%	-%	%

Total expenses	5.0%	3.7%	2.9%	5.0%	3.8%	3.4%

Total return:
Total return before incentive fees	3.4%	3.8%	3.9%	(4.8)%	(4.5)%	(4.3)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	3.4%	3.8%	3.9%	(4.8)%	(4.5)%	(4.3)%

	Six Months Ended June 30,
	2018			2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.6)%	(2.3)%	(1.5)%	(4.5)%	(3.2)%	(2.9)%

Operating expenses	5.0%	3.7%	2.9%	5.1%	3.7%	3.6%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.0%	3.7%	2.9%	5.1%	3.7%	3.6%

Total return:
Total return before incentive fees	(1.2)%	(0.6)%	(0.2)%	(4.3)%	(3.7)%	(3.4)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(1.2)%	(0.6)%	(0.2)%	(4.3)%	(3.7)%	(3.4)%

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$174.47	$(145.52)	$23.83	$(84.40)
Net investment income (loss)	14.45	4.69	26.36	7.72

Increase (decrease) for the period	188.92	(140.83)	50.19	(76.68)
Distribution of interest income to feeder funds	(14.02)	(6.13)	(26.26)	(9.31)
Net asset value per Redeemable Unit, beginning of period	4,048.00	3,845.36	4,198.97	3,784.39

Net asset value per Redeemable Unit, end of period	$4,222.90	$3,698.40	$4,222.90	$3,698.40

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	1.4%	0.5%	1.3%	0.4%

Operating expenses	0.1%	0.1%	0.1%	0.1%

Total return	4.7%	(3.7)%	1.2%	(2.0)%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2018 and 2017 was 16,114 and 19,893, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2018 and 2017 was 18,319 and 22,536, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended June 30, 2018 and 2017 was 1,512 and 1,208, respectively. The monthly average number of metals forward contracts traded by the Master during the six months ended June 30, 2018 and 2017 was 1,877 and 1,099, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended June 30, 2018 and 2017 was $165,460,310 and $415,285,012, respectively. The monthly average notional value of currency forward contracts traded by the Master during the six months ended June 30, 2018 and 2017 was $301,094,292 and $431,487,826, respectively.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of June 30, 2018 and December 31, 2017, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
June 30, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Amount

Assets
MS&Co.
Futures	$13,694,372	$(2,503,220)	$11,191,152	$-	$-	$11,191,152
Forwards	2,258,373	(2,258,373)	-	-	-	-

	15,952,745	(4,761,593)	11,191,152	-	-	11,191,152
JPMorgan
Forwards	1,141,893	(1,141,893)	-	-	-	-

Total assets	$17,094,638	$(5,903,486)	$11,191,152	$-	$-	$11,191,152

Liabilities
MS&Co.
Futures	$(2,503,220)	$2,503,220	$-	$-	$-	$-
Forwards	(3,168,622)	2,258,373	(910,249)	-	-	(910,249)

	(5,671,842)	4,761,593	(910,249)	-	-	(910,249)
JPMorgan
Forwards	(1,958,748)	1,141,893	(816,855)	-	-	(816,855)

Total liabilities	$(7,630,590)	$5,903,486	$(1,727,104)	$-	$-	$(1,727,104)

Net fair value						$9,464,048	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Amount

Assets
MS&Co.
Futures	$13,523,003	$(10,783,470)	$2,739,533	$-	$-	$2,739,533
Forwards	10,013,668	(2,386,711)	7,626,957	-	-	7,626,957

	23,536,671	(13,170,181)	10,366,490	-	-	10,366,490
JPMorgan
Forwards	5,389,790	(1,246,670)	4,143,120	-	-	4,143,120

Total assets	$28,926,461	$(14,416,851)	$14,509,610	$-	$-	$14,509,610

Liabilities
MS&Co.
Futures	$(10,783,470)	$10,783,470	$-	$-	$-	$-
Forwards	(2,386,711)	2,386,711	-	-	-	-

	(13,170,181)	13,170,181	-	-	-	-
JPMorgan
Forwards	(1,246,670)	1,246,670	-	-	-	-

Total liabilities	$(14,416,851)	$14,416,851	$-	$-	$-	$-

Net fair value						$14,509,610	*

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
Assets
Futures Contracts
Currencies	$1,908,158
Energy	3,980,716
Grains	1,374,388
Indices	78,581
Interest Rates U.S.	283,640
Interest Rates Non-U.S.	2,703,872
Livestock	13,730
Metals	2,604,423
Softs	746,864

Total unrealized appreciation on open futures contracts	13,694,372

Liabilities

Futures Contracts
Currencies	(187,085)
Energy	(409,875)
Grains	(61,374)
Indices	(552,357)
Interest Rates U.S.	(299,274)
Interest Rates Non-U.S.	(103,204)
Livestock	(589,280)
Metals	(15,233)
Softs	(285,538)

Total unrealized depreciation on open futures contracts	(2,503,220)

Net unrealized appreciation on open futures contracts	$11,191,152	*

Assets
Forward Contracts
Currencies	$1,141,893
Metals	2,258,373

Total unrealized appreciation on open forward contracts	3,400,266

Liabilities
Forward Contracts
Currencies	(1,958,748)
Metals	(3,168,622)

Total unrealized depreciation on open forward contracts	(5,127,370)

Net unrealized depreciation on open forward contracts	$(1,727,104)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Sector
Currencies	$(4,991,977)		$(11,846,606)		$(9,778,245)		$(15,698,963)
Energy	12,003,059		(6,135,873)		10,680,376		(10,980,326)
Grains	2,787,227		(411,123)		(284,604)		(2,361,755)
Indices	(500,914)		10,641,085		(1,551,637)		36,472,260
Interest Rates U.S.	598,680		(2,834,720)		(275,530)		(4,249,938)
Interest Rates Non-U.S.	2,115,996		(6,327,374)		3,881,424		(9,443,323)
Livestock	(821,235)		1,309,080		(1,033,923)		1,681,425
Metals	3,724,674		(3,386,472)		(5,946)		(7,614,434)
Softs	430,610		2,455,665		1,977,694		3,089,684

Total	$15,346,120	***	$(16,536,338)	***	$3,609,609	***	$(9,105,370)	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

June 30, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$13,694,372	$13,694,372	$-	$-
Forwards	3,400,266	-	3,400,266	-

Total assets	$17,094,638	$13,694,372	$3,400,266	$-

Liabilities
Futures	$2,503,220	$2,503,220	$-	$-
Forwards	5,127,370	-	5,127,370	-

Total liabilities	$7,630,590	$2,503,220	$5,127,370	$-

December 31, 2017*	Total	Level 1	Level 2	Level 3

Assets
Futures	$13,523,003	$13,523,003	$-	$-
Forwards	15,403,458	-	15,403,458	-

Total assets	$28,926,461	$13,523,003	$15,403,458	$-

Liabilities
Futures	$10,783,470	$10,783,470	$-	$-
Forwards	3,633,381	-	3,633,381	-

Total liabilities	$14,416,851	$10,783,470	$3,633,381	$-

*

$1,925,249 of assets and $4,518,912 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metals Exchange (“LME”) forward contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 30.0% to 37.7% of the Master’s contracts are traded OTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

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

For the six months ended June 30, 2018, Partnership capital decreased 4.2% from $207,686,502 to $199,054,737. This decrease was attributable to redemptions of 7,946.3520 Redeemable Units of Class A totaling $10,839,447, redemptions of 254.2840 General Partner Redeemable Units of Class Z totaling $375,000 and a net loss of $2,463,445. This decrease was partially offset by subscriptions for 3,583.3960 Redeemable Units of Class A totaling $5,046,127.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2018, the Master’s capital decreased 7.7% from $397,648,307 to $367,211,246. This decrease was attributable to redemptions of 9,972.8897 units totaling $43,498,491 and distributions of interest income to feeder funds totaling $2,359,302. This decrease was partially offset by subscriptions of 2,228.5691 units totaling $9,442,828 and a net gain of $5,977,904. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2018, the net asset value per Redeemable Unit for Class A increased 3.4% from $1,332.12 to $1,377.78, as compared to a decrease of 4.8% in the second quarter of 2017. During the Partnership’s second quarter of 2018, the net asset value per Redeemable Unit for Class D increased 3.8% from $1,288.23 to $1,336.57, as compared to a decrease of 4.5% in the second quarter of 2017. During the Partnership’s second quarter of 2018, the net asset value per Redeemable Unit for Class Z increased 3.9% from $1,329.96 to $1,382.45, as compared to a decrease of 4.3% in the second quarter of 2017. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2018 of $8,350,896. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, indices and livestock. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2017 of $8,695,242. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices, livestock and softs.

The most significant gains were achieved within the energy sector from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher throughout the quarter. Gains within the metals markets were primarily experienced due to short positions in industrial metals during May and June as fears of trade war between the U.S. and China pulled prices lower. Additional gains in metals were recorded during June from short positions in gold and silver futures as a strengthening U.S. dollar weakened investor demand for precious metals. Gains within the global interest rate sector were recorded during April from short positions in U.S. fixed income futures as signs of a strengthening U.S. economy spurred speculation for more aggressive interest rate policies. Within the agricultural sector, gains were experienced during June from short positions in soybean futures as prices fell dramatically due to favorable weather in the U.S. Midwest and fears over looming trade tariffs that could disrupt flows of U.S. soybeans to China. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the currency sector during May from positions in the euro, Mexican peso, and British pound versus the U.S. dollar as a surging U.S. economy bolstered the value of the dollar. With the global stock index sector, losses were incurred during May from long positions in European, U.S., and Asian equity index futures as tumultuous geopolitical events in Europe and Asia pulled stocks lower.

During the Partnership’s six months ended June 30, 2018, the net asset value per Redeemable Unit for Class A decreased 1.2% from $1,394.29 to $1,377.78, as compared to a decrease of 4.3% in the six months ended June 30, 2017. During the Partnership’s six months ended June 30, 2018, the net asset value per Redeemable Unit for Class D decreased 0.6% from $1,344.14 to $1,336.57, as compared to a decrease of 3.7% in the six months ended June 30, 2017. During the Partnership’s six months ended June 30, 2018, the net asset value per Redeemable Unit for Class Z decreased 0.2% from $1,385.07 to $1,382.45, as compared to a decrease of 3.4% in the six months ended June 30, 2017. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the six months ended June 30, 2018 of $923,200. Gains were primarily attributable to the Master’s trading of commodity futures in energy, non-U.S. interest rates and softs and were partially offset by losses in currencies, grains, indices, U.S. interest rates, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2017 of $4,942,288. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in indices, livestock and softs.

The most notable losses were incurred within the currency markets during February from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen advanced amid fears of a US-led trade war. Additional losses in the currency sector were incurred during May from positions in the euro, Mexican peso, and British pound versus the U.S. dollar as a surging U.S. economy bolstered the value of the dollar. Within the global equity index sector, losses were incurred during February from long positions in European and Asian equity index futures as global stocks experienced a sharp sell-off to start the month after trending consistently higher in previous months. The Partnership’s overall trading losses for the first six months of the year were offset by trading gains in the energy markets during March, April, and May from long positions in crude oil and its refined products as geopolitical turmoil and supply concerns pushed energy prices higher. Within the global interest rate sector, gains were recorded January from short positions in U.S. fixed income futures as prices declined amid signs the U.S. economy was gaining strength. . Additional gains within the global interest rate sector were recorded during April from short positions in U.S. fixed income futures as signs of a strengthening U.S. economy spurred speculation for more aggressive interest rate policies. Within the agricultural sector, gains were experienced during June from short positions in soybean futures as prices fell dramatically due to favorable weather in the U.S. Midwest and fears over looming trade tariffs that could disrupt flows of U.S. soybeans to China. Gains within the metals markets were primarily experienced due to short positions in industrial metals during May and June as fears of trade war between the U.S. and China pulled prices lower. Additional gains in metals were recorded during June from short positions in gold and silver futures as a strengthening U.S. dollar weakened investor demand for precious metals.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2017, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three and six months ended June 30, 2018 increased by $431,001 and $852,575, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2018 decreased by $147,152 and $317,040, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2018 decreased by $104,394 and $214,745, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was due to lower average net assets per Class during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2018 decreased by $69,597 and $143,164, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees was due to lower average net assets per Class during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2018 and 2017. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2018 and prior to the close of business on December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and for the twelve months ended December 31, 2017. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, the Master’s total capitalization was $367,211,246 and the Partnership owned approximately 54.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2018 was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$14,709,207	4.01%	$17,711,686	$12,849,924	$15,211,557
Energy	3,177,668	0.87	4,959,417	3,100,278	4,150,350
Grains	1,857,630	0.51	1,861,149	1,330,620	1,551,356
Indices	1,617,138	0.44	3,013,952	1,617,138	1,868,692
Interest Rates U.S.	936,131	0.25	1,731,250	936,131	1,365,959
Interest Rates Non-U.S.	2,449,366	0.67	2,449,366	872,593	1,547,276
Livestock	587,290	0.16	608,080	190,245	521,785
Metals	7,503,785	2.04	7,801,447	5,285,944	7,154,349
Softs	2,062,728	0.56	2,459,115	1,909,209	2,224,664

Total	$34,900,943	9.51%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2018, there were subscriptions for 1,389.9510 Redeemable Units of Class A totaling $1,862,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	1,238.7520	$1,363.00	N/A	N/A
May 1, 2018 - May 31, 2018	1,431.8350	$1,342.66	N/A	N/A
June 1, 2018 - June 30, 2018	612.1340	$1,377.78	N/A	N/A
	3,282.7210	$1,356.88
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

Date: August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.