Form 10-K
period 2018-12-31
CERES ABINGDON L.P.
filed 2019-03-26
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes                No X

Limited Partnership Redeemable Units with aggregate values of $171,307,074 of Class A, $23,942,212 of Class D and $1,622,353 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, there were 115,149.6877 Limited Partnership Redeemable Units of Class A outstanding, 17,913.2276 Limited Partnership Redeemable Units of Class D outstanding and 1,164.5352 Limited Partnership Redeemable Units of Class Z outstanding.

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

Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2018, 2017 and 2016 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). As of December 31, 2018, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the years ended December 31, 2018, 2017 and 2016, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for the Master. The Partnership and the Master deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

For the period January 1, 2018 through December 31, 2018, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2018 and prior to the close of business on December 31, 2017, the Partnership owned approximately 53.9% and 52.6% of the Master, respectively. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s trading of exchange-traded futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. The Master engages in such trading through commodity brokerage accounts maintained with MS&Co.

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

The Partnership has entered into a Customer agreement with MS&Co. (the “MS&Co. Customer Agreement”) and a selling agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”).

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) through its investment in the Master. The clearing fees are allocated to the Partnership based on its proportionate share of the Master. The clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s accounts at MS&Co. and JPMorgan are deposited in the Partnership’s account at MS&Co. During prior periods included in this report, the Partnership and the Master also deposited a portion of their cash in non-trading bank accounts at JPMorgan. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership monthly interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2017, MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2018 was $183,117,959.

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income tax rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015, and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the United States District Court for the Southern District of New York styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2019, was 1,416 for Class A Redeemable Units, 8 for Class D Redeemable Units and 8 for Class Z Redeemable Units.

(c) Dividends. The Partnership did not declare any distributions in 2018 or 2017. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2018, there were subscriptions of 5,218.4370 Redeemable Units of Class A totaling $7,296,049. For the twelve months ended December 31, 2017, there were subscriptions of 20,613.6240 Redeemable Units of Class A totaling $26,970,421, 4,033.0710 Redeemable Units of Class D totaling $5,000,000 and 1,581.6670 Redeemable Units of Class Z totaling $2,060,000. For the twelve months ended December 31, 2016, there were subscriptions of 18,766.0025 Redeemable Units of Class A totaling $25,790,965 and 39.8320 Redeemable Units of Class Z totaling $50,906.

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

Proceeds of net offering were used for the trading of commodity interests including futures, option, swap and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	1,869.9980	$ 1,339.71	9.0000	$ 1,353.26	N/A	N/A
November 1, 2018 - November 30, 2018	1,075.8940	$ 1,384.80	N/A	N/A	N/A	N/A
December 1, 2018 - December 31, 2018	636.9010	$ 1,313.04	N/A	N/A	N/A	N/A
	3,582.7930	$ 1,348.51	9.0000	$ 1,353.26

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and net asset value per Redeemable Unit and total assets at December 31, 2018, 2017, 2016, 2015 and 2014 were as follows:

	2018	2017	2016	2015	2014
Total investment income	$3,308,838	$1,488,469	$575,103	$53,655	$27,935
Total expenses	(9,454,584)	(10,546,462)	(11,270,533)	(14,181,289)	(16,589,843)
Total trading results	(5,233,130)	21,665,110	3,789,675	8,689,147	48,605,665

Net income (loss)	$(11,378,876)	$12,607,117	$(6,905,755)	$(5,438,487)	$32,043,757

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(81.25)	$84.35	$(41.09)	$(28.25)	$219.67

Class D	$(62.37)	$97.04	$(23.11)	$(10.37)	$221.03

Class Z	$(54.31)	$109.61	$(13.91)	$(0.78)	$230.66

Net asset value per Redeemable Unit:
Class A	$1,313.04	$1,394.29	$1,309.94	$1,351.03	$1,379.28

Class D	$1,281.77	$1,344.14	$1,247.10	$1,270.21	$1,280.58

Class Z	$1,330.76	$1,385.07	$1,275.46	$1,289.37	$1,290.15

Total assets	$184,881,389	$215,509,111	$226,569,381	$234,947,467	$208,651,182

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

The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The Partnership has invested these assets in the Master. The General Partner engages a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to identify, select and monitor new and existing futures money managers. The accounting and operations staff provide processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support.

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

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank, subscriptions receivable and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2018.

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

From January 1, 2018 through December 31, 2018, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 11.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk, as MS&Co. an MS&Co. affiliate, and/or JPMorgan or their affiliates are or were counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co., the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co. and JPMorgan.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Master. For the year ended December 31, 2018, 14,650.7860 Redeemable Units of Class A were redeemed totaling $19,998,537, 9.0000 Redeemable Units of Class Z were redeemed totaling $12,179 and 325.6540 General Partner Redeemable Units of Class Z were redeemed totaling $475,000. For the year ended December 31, 2017, 42,412.1360 Redeemable Units of Class A were redeemed totaling $55,269,803, 60.0000 Redeemable Units of Class D were redeemed totaling $76,657, 879.5740 Redeemable Units of Class Z were redeemed totaling $1,084,192 and 292.1440 General Partner Redeemable Units of Class Z were redeemed totaling $360,000. For the year ended December 31, 2016, 19,760.5230 Redeemable Units of Class A were redeemed totaling $26,764,567 and 238.9820 Redeemable Units of Class D were redeemed totaling $306,349.

For the year ended December 31, 2018, there were subscriptions of 5,128.4370 Redeemable Units of Class A totaling $7,296,049. For the year ended December 31, 2017, there were subscriptions of 20,613.6240 Redeemable Units of Class A totaling $26,970,421, 4,033.0710 Redeemable Units of Class D totaling $5,000,000, 1,581.6670 Redeemable Units of Class Z totaling $2,060,000 and 215.8170 General Partner Redeemable Units of Class Z totaling $275,265. For the year ended December 31, 2016, there were subscriptions of 18,766.0025 Redeemable Units of Class A totaling $25,790,965 and 39.8320 Redeemable Units of Class Z totaling $50,906.

(c) Results of Operations.

For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class A decreased 5.8% from $1,394.29 to $1,313.04. For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class D decreased 4.6% from $1,344.14 to $1,281.77. For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class Z decreased 3.9% from $1,385.07 to $1,330.76. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class A increased 6.4% from $1,309.94 to $1,394.29. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class D increased 7.8% from $1,247.10 to $1,344.14. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class Z increased 8.6% from $1,275.46 to $1,385.07. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class A decreased 3.0% from $1,351.03 to $1,309.94. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class D decreased 1.8% from $1,270.21 to $1,247.10. For the year ended December 31, 2016, the net asset value per Redeemable Unit for Class Z decreased 1.1% from $1,289.37 to $1,275.46.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses of $5,233,130 for the year ended December 31, 2018. Losses were primarily attributable to the Master’s trading of currencies, indices, U.S. interest rates livestock and metals, and were partially offset by gains in energy, grains, non-U.S. interest rates and softs. The net trading gain or loss realized from the Partnership’s investment in the Master is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable losses were incurred within the currency markets during February from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen advanced amid fears of a US-led trade war. In commodities, losses within the metals markets were incurred during February and March from long positions in aluminum and copper futures as demand for industrial metals weakened amid signs of weakness in the global equity markets and a burgeoning global trade war. A portion of the Partnership’s losses for the first quarter was offset by gains experienced within the global interest rate sector during January and February from short positions in U.S. fixed income futures as investors anticipated the U.S. Federal Reserve would be aggressive in raising interest rates in 2018.

During the second quarter, the most significant gains were achieved within the energy sector from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher throughout the quarter. Gains within the metals markets were primarily experienced due to short positions in industrial metals during May and June as fears of trade war between the U.S. and China pulled prices lower. Additional gains in metals were recorded during June from short positions in gold and silver futures as a strengthening U.S. dollar weakened investor demand for precious metals. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the currency sector during May from positions in the euro, Mexican peso, and British pound versus the U.S. dollar as a surging U.S. economy bolstered the value of the dollar.

During the third quarter, the most significant gains were achieved within the metals markets during July and August from short positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Additional gains were experienced within the agriculturals during July and August from short positions in coffee and sugar futures as global supply stocks swelled. Within the global stock index sector, gains were achieved throughout the third quarter from long positions in U.S. and Asian equity index futures as positive global economic sentiment overcame trade war concerns, pushing stock prices higher. The Partnership’s gains for the third quarter were partially offset by losses incurred within the global interest rate markets during July and September from long positions in European fixed income futures as comments from the European Central Bank indicated a more hawkish position on raising interest rates.

During the fourth quarter, the most notable losses were incurred within the metals sector during October and December from short positions in gold and silver futures as prices advanced amid increased demand for the relative safety of precious metals. Within the global stock index sector, losses were incurred during October and December from long positions in U.S., Asian, and European equity index futures as prices declined amid mounting signs of slowing global economic growth. Smaller losses were incurred from trading currencies and soft commodities during the quarter. A portion of the Partnership’s losses for the fourth quarter was offset by gains experienced within the global interest rate markets from long positions in European fixed income futures as prices advanced as investors sought out the relative safety of government debt.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2017, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three and twelve months ended December 31, 2018 increased by $455,416 and $1,820,369, respectively, as compared to the corresponding periods in 2017. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2018, as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2018 decreased by $106,737 and $493,669, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and twelve months ended December 31, 2018, as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2018 decreased by $78,232 and $336,097, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was due to lower average net assets per Class during the three and twelve months ended December 31, 2018, as compared to the corresponding periods in 2017.

General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. General Partner fees for the three and twelve months ended December 31, 2018 decreased by $52,155 and $224,065, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees was due to lower average net assets during the three and twelve months ended December 31, 2018, as compared to the corresponding periods in 2017.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no incentive fees for the three and twelve months ended December 31, 2018 and 2017. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses, certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2018 and 2017 were $552,410 and $583,999, respectively.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2018 and prior to the close of business on December 31, 2017, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below.

As of December 31, 2018, the Master’s total capitalization was $339,199,614 and the Partnership owned approximately 53.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2018 was as follows:

		December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$14,022,930	4.13%	$40,819,997	$8,567,370	$16,973,741
Energy	8,028,684	2.37	8,036,912	829,228	4,157,377
Grains	2,334,001	0.69	2,334,001	1,061,131	1,716,066
Indices	2,227,828	0.66	20,796,191	1,604,411	4,148,554
Interest Rates U.S.	254,895	0.08	2,463,087	231,014	1,064,575
Interest Rates Non-U.S.	3,164,144	0.93	4,678,955	563,863	2,628,833
Livestock	275,880	0.08	608,080	53,482	353,539
Metals	3,821,887	1.13	10,784,203	3,821,887	6,988,060
Softs	3,145,874	0.93	3,315,733	1,909,209	2,622,981

Total	$37,276,123	11.00%

*   Annual average of month-end Values at Risk.

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

The following were the primary trading risk exposures of the Master as of December 31, 2018, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Master’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2018, the Master’s primary exposures were in the S&P 500 (U.S.), Russell 2000 (U.S.), Nikkei 225 (Japan), NASDAQ 100 (U.S.), Dow Jones EURO STOXX 50 (Europe) stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., Pacific Rim, and European indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

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

Metals. The Master’s primary metal market exposure as of December 31, 2018 was to fluctuations in the price of copper, silver, gold, and aluminum.

Softs. The Master’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by supply/demand disruptions and severe or unexpected weather conditions. Sugar, cocoa, coffee, and cotton accounted for the majority of the Master’s soft commodities exposure as of December 31, 2018.

Grains. The Master’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by supply/demand disruptions and severe or unexpected weather conditions. Wheat, the soybean complex, and corn accounted for the majority of the Master’s grain exposure as of December 31, 2018.

Livestock. The Master’s primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Master as of December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data.

Ceres Abingdon L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2018, 2017 and 2016; Statements of Financial Condition at December 31, 2018 and 2017; Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016; Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016; and Notes to Financial Statements.

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

The management of Ceres Abingdon L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Ceres Abingdon L.P.	Steven Ross Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Ceres Abingdon L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Abingdon L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Abingdon L.P. (the “Partnership”), as of December 31, 2018 and 2017, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and changes in its partners’ capital for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The statements of income and expenses and changes in partners’ capital for the year ended December 31, 2016 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ceres Abingdon L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of Ceres Abingdon L.P. (formerly, Managed Futures Premier Abingdon L.P.) (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of Ceres Abingdon L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Abingdon L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets:
Investment in the Master, at fair value (Note 1)	$183,004,312	$207,572,661
Redemptions receivable from the Master	1,543,808	7,751,458
Cash at MS&Co. (Note 3c)	333,269	184,556
Cash at bank (Note 1)	-	436

Total assets	$184,881,389	$215,509,111

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$278,171	$327,053
Management fees (Note 3b)	230,423	268,779
General Partner fees (Note 3a)	153,615	179,186
Professional fees	264,945	159,108
Redemptions payable to Limited Partners (Note 6)	836,276	6,888,483

Total liabilities	1,763,430	7,822,609

Partners’ Capital (Notes 1 and 6):
General Partner, Class Z, 1,507.7830 and 1,833.4370 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	2,006,492	2,539,436
Limited Partners, Class A, 119,266.5507 and 128,698.8997 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	156,601,179	179,443,770
Limited Partners, Class D, 17,913.2276 Redeemable Units outstanding at December 31, 2018 and 2017	22,960,575	24,077,868
Limited Partners, Class Z, 1,164.5352 and 1,173.5352 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	1,549,713	1,625,428

Total partners’ capital (net asset value)	183,117,959	207,686,502

Total liabilities and partners’ capital	$184,881,389	$215,509,111

Net asset value per Redeemable Unit:
Class A	$1,313.04	$1,394.29

Class D	$1,281.77	$1,344.14

Class Z	$1,330.76	$1,385.07

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Income:
Interest income allocated from the Master (Note 3c)	$3,308,838	$1,488,469	$575,103

Expenses:
Expenses allocated from the Master	294,552	301,010	308,175
Ongoing selling agent fees (Note 3d)	3,622,873	4,116,542	4,449,727
Management fees (Note 3b)	2,990,850	3,326,947	3,547,672
General Partner fees (Note 3a)	1,993,899	2,217,964	2,365,117
Professional fees	552,410	583,999	599,842

Total expenses	9,454,584	10,546,462	11,270,533

Net investment loss	(6,145,746)	(9,057,993)	(10,695,430)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	7,880,690	18,452,640	2,781,411
Net change in unrealized gains (losses) on open contracts allocated from the Master	(13,113,820)	3,212,470	1,008,264

Total trading results	(5,233,130)	21,665,110	3,789,675

Net income (loss)	$(11,378,876)	$12,607,117	$(6,905,755)

Net income (loss) per Redeemable Unit* (Note 7):
Class A	$(81.25)	$84.35	$(41.09)

Class D	$(62.37)	$97.04	$(23.11)

Class Z	$(54.31)	$109.61	$(13.91)

Weighted average Redeemable Units outstanding:
Class A	125,059.6037	151,818.6357	156,734.6785

Class D	17,913.2276	16,623.8706	14,121.3505

Class Z	2,766.4310	2,773.6683	2,365.9567

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$204,669,817	151,491.9322	$18,010,427	14,179.1386	$3,018,907	2,341.3742	$225,699,151	168,012.4450
Subscriptions - Limited Partners	25,790,965	18,766.0025	-	-	50,906	39.8320	25,841,871	18,805.8345
Redemptions - Limited Partners	(26,764,567)	(19,760.5230)	(306,349)	(238.9820)	-	-	(27,070,916)	(19,999.5050)
Net income (loss)	(6,553,756)	-	(319,319)	-	(32,680)	-	(6,905,755)	-

Partners’ Capital, December 31, 2016	197,142,459	150,497.4117	17,384,759	13,940.1566	3,037,133	2,381.2062	217,564,351	166,818.7745
Subscriptions - General Partner	-	-	-	-	275,265	215.8170	275,265	215.8170
Subscriptions - Limited Partners	26,970,421	20,613.6240	5,000,000	4,033.0710	2,060,000	1,581.6670	34,030,421	26,228.3620
Redemptions - General Partner	-	-	-	-	(360,000)	(292.1440)	(360,000)	(292.1440)
Redemptions - Limited Partners	(55,269,803)	(42,412.1360)	(76,657)	(60.0000)	(1,084,192)	(879.5740)	(56,430,652)	(43,351.7100)
Net income (loss)	10,600,693	-	1,769,766	-	236,658	-	12,607,117	-

Partners’ Capital, December 31, 2017	179,443,770	128,698.8997	24,077,868	17,913.2276	4,164,864	3,006.9722	207,686,502	149,619.0995
Subscriptions - Limited Partners	7,296,049	5,218.4370	-	-	-	-	7,296,049	5,218.4370
Redemptions - General Partner	-	-	-	-	(475,000)	(325.6540)	(475,000)	(325.6540)
Redemptions - Limited Partners	(19,998,537)	(14,650.7860)	-	-	(12,179)	(9.0000)	(20,010,716)	(14,659.7860)
Net income (loss)	(10,140,103)	-	(1,117,293)	-	(121,480)	-	(11,378,876)	-

Partners’ Capital, December 31, 2018	$156,601,179	119,266.5507	$22,960,575	17,913.2276	$3,556,205	2,672.3182	$183,117,959	139,852.0965

Net asset value per Redeemable Unit:
2016:	Class A	$ 1,309.94

	Class D	$ 1,247.10

	Class Z	$ 1,275.46

2017:	Class A	$ 1,394.29

	Class D	$ 1,344.14

	Class Z	$ 1,385.07

2018:	Class A	$ 1,313.04

	Class D	$ 1,281.77

	Class Z	$ 1,330.76

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Notes to Financial Statements

1.	Organization:

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

During the periods covered by this report, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward contract counterparty for the Master. The Partnership and the Master deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

As of December 31, 2018 and prior to the close of business on December 31, 2017, the Partnership owned approximately 53.9% and 52.6%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2018, 2017 and 2016, the Partnership carried no debt and all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

Partnership’s Investment. The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per Redeemable Unit, as a practical expedient, as calculated by the Master.

Master’s Investments. All commodity interests held by the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements” in the attached Master’s financial statements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Net unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses.

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

d.	Selling Agreement:

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

Ceres Abingdon L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018			2017			2016
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(36.34)	$(35.58)	$(36.53)	$139.45	$133.89	$138.27	$22.65	$20.96	$21.04
Net investment loss	(44.91)	(26.79)	(17.78)	(55.10)	(36.85)	(28.66)	(63.74)	(44.07)	(34.95)

Increase (decrease) for the year	(81.25)	(62.37)	(54.31)	84.35	97.04	109.61	(41.09)	(23.11)	(13.91)
Net asset value per Redeemable Unit, beginning of year	1,394.29	1,344.14	1,385.07	1,309.94	1,247.10	1,275.46	1,351.03	1,270.21	1,289.37

Net asset value per Redeemable Unit, end of year	$1,313.04	$1,281.77	$1,330.76	$1,394.29	$1,344.14	$1,385.07	$1,309.94	$1,247.10	$1,275.46

	2018			2017			2016
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(3.3)%	(2.0)%	(1.3)%	(4.3)%	(3.0)%	(2.5)%	(4.7)%	(3.4)%	2.7%

Operating expenses	5.0%	3.7%	2.9%	5.0%	3.7%	3.3%	5.0%	3.7%	2.9%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%

Total expenses	5.0%	3.7%	2.9%	5.0%	3.7%	3.3%	5.0%	3.7%	2.9%

Total return:
Total return before incentive fees	(5.8)%	(4.6)%	(3.9)%	6.4%	7.8%	8.6%	(3.0)%	(1.8)%	(1.1)%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(5.8)%	(4.6)%	(3.9)%	6.4%	7.8%	8.6%	(3.0)%	(1.8)%	(1.1)%

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

Ceres Abingdon L.P.

Notes to Financial Statements

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2018 and 2017 are summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018

Total investment income	$969,100	$905,165	$761,427	$673,146
Total expenses	(2,252,209)	(2,381,157)	(2,354,486)	(2,466,732)
Total trading results	(8,915,580)	2,759,250	8,350,896	(7,427,696)

Net income (loss)	$(10,198,689)	$1,283,258	$6,757,837	$(9,221,282)

Increase (decrease) in net asset value per Redeemable Unit of Class A	$(72.98)	$8.24	$45.66	$(62.17)

Increase (decrease) in net asset value per Redeemable Unit of Class D	$(67.01)	$12.21	$48.34	$(55.91)

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$(66.94)	$15.25	$52.49	$(55.11)

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017

Total investment income	$513,684	$392,787	$330,426	$251,572
Total expenses	(2,512,762)	(2,519,155)	(2,695,837)	(2,818,708)
Total trading results	24,355,794	2,251,604	(8,695,242)	3,752,954

Net income (loss)	$22,356,716	$125,236	$(11,060,653)	$1,185,818

Increase (decrease) in net asset value per Redeemable Unit of Class A	$142.01	$(0.68)	$(63.41)	$6.43

Increase (decrease) in net asset value per Redeemable Unit of Class D	$140.68	$3.11	$(56.80)	$10.05

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$147.29	$5.51	$(55.89)	$12.70

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
CMF Winton Master L.P.

Ceres Managed Futures LLC 522 Fifth Avenue New York, NY 10036 855-672-4468

Report of Independent Registered Public Accounting Firm

To the General Partner of CMF Winton Master L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and changes in its partners’ capital for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The statements of income and expenses and changes in partners’ capital for the year ended December 31, 2016 was audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of CMF Winton Master L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Winton Master L.P. (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Winton Master L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

CMF Winton Master L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets:
Equity in trading accounts:
Unrestricted cash (Note 3c)	$312,715,105	$304,851,425
Restricted cash (Note 3c)	40,002,084	89,363,569
Net unrealized appreciation on open futures contracts	-	2,739,533
Net unrealized appreciation on open forward contracts	-	11,770,077

Total equity in trading accounts	352,717,189	408,724,604
Subscription receivable	261,448	-
Cash at bank (Note 1)	-	436

Total assets	$352,978,637	$408,725,040

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$5,670,226	$-
Net unrealized depreciation on open forward contracts	2,569,275	-
Accrued expenses:
Professional fees	54,808	45,452
Redemptions payable (Note 6)	5,484,714	11,031,281

Total liabilities	13,779,023	11,076,733

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at December 31, 2018 and 2017	-	-
Limited Partners, 83,051.1742 and 94,701.5079 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	339,199,614	397,648,307

Total partners’ capital (net asset value)	339,199,614	397,648,307

Total liabilities and partners’ capital	$352,978,637	$408,725,040

Net asset value per Redeemable Unit	$4,084.22	$4,198.97

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2018

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	665	$498,240	0.15%
Energy	807	(7,683,693)	(2.27)
Grains	23	1,389	0.00 *
Indices	598	(1,528,397)	(0.45)
Interest Rates U.S.	274	511,781	0.15
Interest Rates Non-U.S.	6,276	3,509,049	1.04
Livestock	24	10,030	0.00 *
Metals	110	(167,968)	(0.05)
Softs	78	(275,765)	(0.08)

Total futures contracts purchased		(5,125,334)	(1.51)

Futures Contracts Sold
Currencies	2,903	(2,494,808)	(0.74)
Energy	833	3,839,606	1.13
Grains	1,819	698,944	0.21
Indices	459	721,056	0.21
Interest Rates U.S.	356	(418,226)	(0.12)
Interest Rates Non-U.S.	612	(946,029)	(0.28)
Livestock	182	119,878	0.04
Metals	602	(2,647,825)	(0.78)
Softs	1,888	582,512	0.17

Total futures contracts sold		(544,892)	(0.16)

Net unrealized depreciation on open futures contracts		$(5,670,226)	(1.67)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$77,973,985	$1,063,380	0.31%
Metals	754	1,571,426	0.46

Total unrealized appreciation on open forward contracts		2,634,806	0.77

Unrealized Depreciation on Open Forward Contracts
Currencies	$59,643,530	(813,774)	(0.24)
Metals	875	(4,390,307)	(1.29)

Total unrealized depreciation on open forward contracts		(5,204,081)	(1.53)

Net unrealized depreciation on open forward contracts		$(2,569,275)	(0.76)%

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

CMF Winton Master L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Investment Income:
Interest income	$6,135,253	$3,078,471	$1,359,616

Expenses:
Clearing fees (Note 3c)	478,287	516,048	641,781
Professional fees	68,276	63,880	73,741

Total expenses	546,563	579,928	715,522

Net investment income (loss)	5,588,690	2,498,543	644,094

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	15,134,005	35,560,324	8,027,637
Net change in unrealized gains (losses) on open contracts	(22,963,510)	5,616,917	4,077,813

Total trading results	(7,829,505)	41,177,241	12,105,450

Net income (loss)	$(2,240,815)	$43,675,784	$12,749,544

Net income (loss) per Redeemable Unit (Note 7)*	$(50.14)	$439.86	$63.01

Weighted average Redeemable Units outstanding	88,119.2309	111,633.1886	142,260.9508

*	Represents the change in net asset value per Redeemable Unit during the year before distribution of interest income to feeder funds.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

Partners’ Capital
Partners’ Capital, December 31, 2015	$603,041,370
Subscriptions of 7,585.9488 Redeemable Units	29,302,484
Redemptions of 38,948.9321 Redeemable Units	(150,568,990)
Distribution of interest income to feeder funds	(231,430)
Net income (loss)	12,749,544

Partners’ Capital, December 31, 2016	494,292,978
Subscriptions of 10,081.3978 Redeemable Units	38,351,561
Redemptions of 45,993.5526 Redeemable Units	(175,850,106)
Distribution of interest income to feeder funds	(2,821,910)
Net income (loss)	43,675,784

Partners’ Capital, December 31, 2017	397,648,307
Subscriptions of 4,839.4050 Redeemable Units	20,541,600
Redemptions of 16,489.7387 Redeemable Units	(71,055,673)
Distribution of interest income to feeder funds	(5,693,805)
Net income (loss)	(2,240,815)

Partners’ Capital, December 31, 2018	$339,199,614

Net asset value per Redeemable Unit:

2016:	$3,784.39

2017:	$4,198.97

2018:	$4,084.22

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

1.	Organization:

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

During the periods covered by this report, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) also was a foreign exchange forward contract counterparty for the Master. The Master deposited a portion of its cash in a non-trading bank account at JPMorgan.

As of December 31, 2018, the Master operated under a structure where its investors consisted of Orion, Abingdon and Global Futures (each a “Feeder,” and collectively, the “Funds”). References herein to a “Feeder” or the “Funds” may also include as relevant, reference to Institutional Portfolio and Custom Solutions. Orion, Abingdon and Global Futures each owned approximately 45.1%, 53.9% and 1.0% of the Master on December 31, 2018, respectively. Orion, Institutional, Abingdon and Global Futures each owned approximately 45.8%, 0.7%, 52.6% and 0.9% of the Master prior to the close of business on December 31, 2017, respectively.

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

b.

Statement of Cash Flows. The Master has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2018, 2017 and 2016, the Master carried no debt and all of the Master’s investments were carried at fair value as classified as Level 1 or Level 2 measurements.

c.

Master’s Investments. All commodity interests held by the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Net unrealized gains or losses on open contracts are included as a component of equity in trading accounts in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Statements of Income and Expenses. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Master’s Cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $2,271,393 (cost of $2,273,441) and $16,294,826 (cost of $16,082,475) at December 31, 2018 and 2017, respectively.

d.

Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro-rata among the Funds at the time of such determination.

CMF Winton Master L.P.

Notes to Financial Statements

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The Master follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Master’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Master’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

CMF Winton Master L.P.

Notes to Financial Statements

Under the Customer Agreement and the foreign exchange brokerage account agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. The Master’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPMorgan, as applicable. At December 31, 2018 and 2017, the amount of restricted and unrestricted cash held by the Master for margin requirements was $40,002,084 and $89,363,569, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Customer Agreement may generally be terminated upon notice by either party.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2018 and 2017 were 19,187 and 23,311, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2018 and 2017 were 1,769 and 1,131, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2018 and 2017 were $249,467,524 and $469,246,019, respectively.

CMF Winton Master L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2018 and 2017, respectively.

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$12,642,665	$(12,642,665)	$-	$-	$-	$-
Forwards	1,579,370	(1,579,370)	-	-	-	-

	14,222,035	(14,222,035)	-	-	-	-
JPMorgan
Forwards	1,055,436	(813,774)	241,662	-	-	241,662

Total assets	$15,277,471	$(15,035,809)	$241,662	$-	$-	$241,662

Liabilities
MS&Co.
Futures	$(18,312,891)	$12,642,665	$(5,670,226)	$-	$-	$(5,670,226)
Forwards	(4,390,307)	1,579,370	(2,810,937)	-	-	(2,810,937)

	(22,703,198)	14,222,035	(8,481,163)	-	-	(8,481,163)
JPMorgan
Forwards	(813,774)	813,774	-	-	-	-

Total liabilities	$(23,516,972)	$15,035,809	$(8,481,163)	$-	$-	$(8,481,163)

Net fair value						$(8,239,501)	*

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
MS&Co.
Futures	$13,523,003	$(10,783,470)	$2,739,533	$-	$-	$2,739,533
Forwards	10,013,668	(2,386,711)	7,626,957	-	-	7,626,957

	23,536,671	(13,170,181)	10,366,490	-	-	10,366,490
JPMorgan
Forwards	5,389,790	(1,246,670)	4,143,120	-	-	4,143,120

Total assets	$28,926,461	$(14,416,851)	$14,509,610	$-	$-	$14,509,610

Liabilities
MS&Co.
Futures	$(10,783,470)	$10,783,470	$-	$-	$-	$-
Forwards	(2,386,711)	2,386,711	-	-	-	-

	(13,170,181)	13,170,181	-	-	-	-
JPMorgan
Forwards	(1,246,670)	1,246,670	-	-	-	-

Total liabilities	$(14,416,851)	$14,416,851	$-	$-	$-	$-

Net fair value						$14,509,610	*

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

CMF Winton Master L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2018 and 2017, respectively.

	December 31, 2018
Assets
Futures Contracts
Currencies	$1,121,770
Energy	3,883,716
Grains	763,198
Indices	755,310
Interest Rates U.S.	517,969
Interest Rates Non-U.S.	3,526,064
Livestock	198,893
Metals	171,670
Softs	1,704,075

Total unrealized appreciation on open futures contracts	12,642,665

Liabilities
Futures Contracts
Currencies	(3,118,338)
Energy	(7,727,803)
Grains	(62,865)
Indices	(1,562,651)
Interest Rates U.S.	(424,414)
Interest Rates Non-U.S.	(963,044)
Livestock	(68,985)
Metals	(2,987,463)
Softs	(1,397,328)

Total unrealized depreciation on open futures contracts	(18,312,891)

Net unrealized depreciation on open futures contracts	$(5,670,226)	*

Assets
Forward Contracts
Currencies	$1,063,380
Metals	1,571,426

Total unrealized appreciation on open forward contracts	2,634,806

Liabilities
Forward Contracts
Currencies	(813,774)
Metals	(4,390,307)

Total unrealized depreciation on open forward contracts	(5,204,081)

Net unrealized depreciation on open forward contracts	$(2,569,275)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

CMF Winton Master L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2018, 2017 and 2016.

	2018		2017		2016
Sector
Currencies	$(12,484,472)		$(13,714,137)		$19,150,065
Energy	8,898,550		(4,386,443)		(17,414,694)
Grains	481,527		(1,197,928)		(5,876,807)
Indices	(6,885,705)		74,856,881		(792,804)
Interest Rates U.S.	(1,479,474)		(3,966,298)		5,069,108
Interest Rates Non-U.S.	6,143,844		(10,225,016)		36,333,655
Livestock	(1,000,858)		964,380		398,145
Metals	(3,688,505)		(4,610,063)		(25,923,637)
Softs	2,185,588		3,455,865		1,162,419

Total	$(7,829,505)	***	$41,177,241	***	$12,105,450	***

***  This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures, exchange-traded swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2018 and 2017, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$12,642,665	$12,642,665	$-	$-
Forwards	2,634,806	-	2,634,806	-

Total assets	$15,277,471	$12,642,665	$2,634,806	$-

Liabilities
Futures	$18,312,891	$18,312,891	$-	$-
Forwards	5,204,081	-	5,204,081	-

Total liabilities	$23,516,972	$18,312,891	$5,204,081	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$13,523,003	$13,523,003	$-	$-
Forwards	15,403,458	-	15,403,458	-

Total assets	$28,926,461	$13,523,003	$15,403,458	$-

Liabilities
Futures	$10,783,470	$10,783,470	$-	$-
Forwards	3,633,381	-	3,633,381	-

Total liabilities	$14,416,851	$10,783,470	$3,633,381	$-

6.	Subscriptions, Distributions and Redemptions:

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

CMF Winton Master L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$(113.56)	$417.48	$58.48
Net investment income (loss)	63.42	22.38	4.53

Increase (decrease) for the year	(50.14)	439.86	63.01
Distribution of interest income to feeder funds	(64.61)	(25.28)	(1.63)
Net asset value per Redeemable Unit, beginning of year	4,198.97	3,784.39	3,723.01

Net asset value per Redeemable Unit, end of year	$4,084.22	$4,198.97	$3,784.39

Ratios to Average Limited Partners’ Capital:
Net investment income (loss)**	1.5%	0.6%	0.1%

Operating expenses	0.1%	0.1%	0.1%

Total return	(1.2)%	11.6%	1.7%

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

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 12.9 % to 46.6% of the Master’s contracts are traded OTC.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

CMF Winton Master L.P.

Notes to Financial Statements

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through March 19, 2019, the date the financial statements were available to be issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2018 and 2017 are summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018

Total investment income	$1,813,821	$1,679,291	$1,395,806	$1,246,335
Total expenses	(116,205)	(156,512)	(124,262)	(149,584)
Total trading results	(16,532,772)	5,093,658	15,346,120	(11,736,511)

Net income (loss)	$(14,835,156)	$6,616,437	$16,617,664	$(10,639,760)

Increase (decrease) in net asset value per Redeemable Unit	$(176.62)	$76.26	$188.92	$(138.70)

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017

Total investment income	$998,587	$822,329	$704,553	$553,002
Total expenses	(89,844)	(163,372)	(164,697)	(162,015)
Total trading results	46,129,144	4,153,467	(16,536,338)	7,430,968

Net income (loss)	$47,037,887	$4,812,424	$(15,996,482)	$7,821,955

Increase (decrease) in net asset value per Redeemable Unit	$473.42	$42.99	$(140.83)	$64.28

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Feta Zabeli (Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 50, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 47, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Feta Zabeli, age 59, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 51, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 60, has been a director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2019, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2018:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	1,507.7830	56.4%

(c) Changes in control. None.

Item 13. Certain Relationships, Related Transactions and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2018 and 2017 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018	$76,235
2017	$75,138

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2018 and 2017 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2018 and 2017.

Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016.

Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

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

(b)

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Smith Barney LLC (currently doing business as Morgan Stanley Wealth Management), dated March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

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

11.1

Foreign Exchange and Bullion Authorization Agreement between the Master and JPMorgan, dated July 12, 2017 (filed as Exhibit 11.1 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.2

International Swap Dealers Association, Inc. Master Agreement between the Master and JPMorgan, dated July 12, 2017 (filed as Exhibit 11.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.3

Schedule to International Swap Dealers Association, Inc. Master Agreement between the Master and JPMorgan, dated July 12, 2017 (filed as Exhibit 11.3 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.4

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between the Master and JPMorgan, dated July 12, 2017 (filed as Exhibit 11.4 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.5

Institutional Account Agreement between the Master and JPMorgan, dated July 12, 2017 (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

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
Patrick T. Egan President and Director Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Matthew R. Graver
Patrick T. Egan	Feta Zabeli	Matthew R. Graver
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2019	Date: March 26, 2019	Date: March 26, 2019

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Estuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2019
Date: March 26, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.