Form 10-Q
period 2019-03-31
CERES ABINGDON L.P.
filed 2019-05-09
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes     No X

As of April 30, 2019, there were 110,116.3607 Limited Partnership Class A Redeemable Units outstanding 17,913.2276 Limited Partnership Class D Redeemable Units outstanding and 1,164.5352 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Abingdon L.P.

Statements of Financial Condition

	March 31, 2019 (Unaudited)	December 31, 2018
Assets:
Investment in the Master(1) , at fair value	$174,013,278	$183,004,312
Redemptions receivable from the Master	5,157,341	1,543,808
Cash at MS&Co.	289,421	333,269

Total assets	$179,460,040	$184,881,389

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$268,902	$278,171
Management fees	223,718	230,423
General Partner fees	149,145	153,615
Professional fees	216,606	264,945
Redemptions payable to Limited Partners	4,474,745	836,276

Total liabilities	5,333,116	1,763,430

Partners’ Capital:
General Partner, Class Z, 1,507.7830 Redeemable Units outstanding at March 31, 2019 and December 31, 2018	2,025,636	2,006,492
Limited Partners, Class A, 111,757.0047 and 119,266.5507 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	147,400,628	156,601,179
Limited Partners, Class D, 17,913.2276 Redeemable Units outstanding at March 31, 2019 and December 31, 2018	23,136,161	22,960,575
Limited Partners, Class Z, 1,164.5352 Redeemable Units outstanding at March 31, 2019 and December 31, 2018	1,564,499	1,549,713

Total partners’ capital (net asset value)	174,126,924	183,117,959

Total liabilities and partners’ capital	$179,460,040	$184,881,389

Net asset value per Redeemable Unit:
Class A	$1,318.94	$1,313.04

Class D	$1,291.57	$1,281.77

Class Z	$1,343.45	$1,330.76

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income allocated from the Master	$968,047	$673,146

Expenses:
Expenses allocated from the Master	57,373	80,915
Ongoing selling agent fees	805,200	945,960
Management fees	668,839	778,823
General Partner fees	445,893	519,215
Professional fees	123,572	141,819

Total expenses	2,100,877	2,466,732

Net investment loss	(1,132,830)	(1,793,586)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(7,142,077)	(2,160,440)
Net change in unrealized gains (losses) on open contracts allocated from the Master	9,046,250	(5,267,256)

Total trading results	1,904,173	(7,427,696)

Net income (loss)	$771,343	$(9,221,282)

Net income (loss) per Redeemable Unit:*
Class A	$5.90	$(62.17)

Class D	$9.80	$(55.91)

Class Z	$12.69	$(55.11)

Weighted average Redeemable Units outstanding:
Class A	117,014.6150	129,289.8884

Class D	17,913.2276	17,913.2276

Class Z	2,672.3182	2,837.4495

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$156,601,179	119,266.5507	$22,960,575	17,913.2276	$3,556,205	2,672.3182	$183,117,959	139,852.0965
Subscriptions - Limited Partners	200,000	156.1940	-	-	-	-	200,000	156.1940
Redemptions - Limited Partners	(9,962,378)	(7,665.7400)	-	-	-	-	(9,962,378)	(7,665.7400)
Net income (loss)	561,827	-	175,586	-	33,930	-	771,343	-

Partners’ Capital, March 31, 2019	$147,400,628	111,757.0047	$23,136,161	17,913.2276	$3,590,135	2,672.3182	$174,126,924	132,342.5505

Partners’ Capital, December 31, 2017	$179,443,770	128,698.8997	$24,077,868	17,913.2276	$4,164,864	3,006.9722	$207,686,502	149,619.0995
Subscriptions - Limited Partners	3,184,127	2,193.4450	-	-	-	-	3,184,127	2,193.4450
Redemptions - General Partner	-	-	-	-	(375,000)	(254.2840)	(375,000)	(254.2840)
Redemptions - Limited Partners	(6,385,174)	(4,663.6310)	-	-	-	-	(6,385,174)	(4,663.6310)
Net income (loss)	(8,090,956)	-	(1,001,425)	-	(128,901)	-	(9,221,282)	-

Partners’ Capital, March 31, 2018	$168,151,767	126,228.7137	$23,076,443	17,913.2276	$3,660,963	2,752.6882	$194,889,173	146,894.6295

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. As of March 31, 2019, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the reporting periods ended March 31, 2019 and 2018, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward contract counterparty for the Master. The Partnership and the Master deposited a portion of their cash in non-trading bank accounts at JPMorgan.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York, having the same investment objective as the Partnership. The Master permits accounts managed by the Advisor pursuant to Diversified Macro Strategies (formerly, the Winton Futures Program, as applied without equities), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as if the Partnership traded directly, and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2019.

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

At March 31, 2019 and December 31, 2018, the Partnership owned approximately 56.3% and 53.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and non-U.S. commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2019, and the results of its operations and the changes in partners’ capital for the three months ended March 31, 2019 and 2018. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2019 and 2018, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Net unrealized gains or losses on open contracts are included as a component of equity in trading accounts in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co and/or JPMorgan, as applicable. At March 31, 2019 and December 31, 2018, the amount of cash held for margin requirements was $38,721,664 and $40,002,084, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,311,534 (cost of $1,307,821) and $2,271,393 (cost of $2,273,441) as of March 31, 2019 and December 31, 2018, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2019 and December 31, 2018 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2019 and 2018 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	March 31, 2019 (Unaudited)	December 31, 2018
Assets:
Equity in trading accounts:
Unrestricted cash	$273,919,921	$312,715,105
Restricted cash	38,721,664	40,002,084
Net unrealized appreciation on open futures contracts	9,173,803	-

Total equity in trading accounts	321,815,388	352,717,189
Subscription receivable	-	261,448

Total assets	$321,815,388	$352,978,637

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$5,670,226
Net unrealized depreciation on open forward contracts	794,387	2,569,275
Accrued expenses:
Professional fees	55,994	54,808
Redemptions payable	12,513,553	5,484,714

Total liabilities	13,363,934	13,779,023

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at March 31, 2019 and December 31, 2018	-	-
Limited Partners, 74,682.3046 and 83,051.1742 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	308,451,454	339,199,614

Total partners’ capital (net asset value)	308,451,454	339,199,614

Total liabilities and partners’ capital	$321,815,388	$352,978,637

Net asset value per Redeemable Unit	$4,130.18	$4,084.22

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,032	$(463,072)	(0.15)%
Energy	1,168	(611,692)	(0.20)
Grains	29	(2,117)	(0.00) *
Indices	1,087	1,437,581	0.47
Interest Rates U.S.	271	626,758	0.20
Interest Rates Non-U.S.	2,943	3,447,218	1.12
Livestock	194	(253,008)	(0.08)
Metals	7	(62,050)	(0.02)

Total futures contracts purchased		4,119,618	1.34

Futures Contracts Sold
Currencies	2,701	829,938	0.27
Energy	155	195,680	0.06
Grains	2,369	3,309,420	1.08
Indices	449	42,670	0.01
Interest Rates U.S.	335	(304,820)	(0.10)
Interest Rates Non-U.S.	1,983	(923,192)	(0.30)
Livestock	61	(159,620)	(0.05)
Metals	608	1,033,225	0.33
Softs	1,725	1,030,884	0.33

Total futures contracts sold		5,054,185	1.63

Net unrealized appreciation on open futures contracts		$9,173,803	2.97%

Unrealized Appreciation on Open Forward Contracts
Currencies	$76,746,711	$1,013,033	0.33%
Metals	629	1,315,960	0.43

Total unrealized appreciation on open forward contracts		2,328,993	0.76

Unrealized Depreciation on Open Forward Contracts
Currencies	$86,389,943	(1,089,552)	(0.36)
Metals	989	(2,033,828)	(0.66)

Total unrealized depreciation on open forward contracts		(3,123,380)	(1.02)

Net unrealized depreciation on open forward contracts		$(794,387)	(0.26)%

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

* Due to rounding.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income	$1,770,886	$1,246,335

Expenses:
Clearing fees	89,282	132,389
Professional fees	15,750	17,195

Total expenses	105,032	149,584

Net investment income (loss)	1,665,854	1,096,751

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(13,387,345)	(3,338,467)
Net change in unrealized gains (losses) on open contracts	16,624,678	(8,398,044)

Total trading results	3,237,333	(11,736,511)

Net income (loss)	4,903,187	(10,639,760)
Subscriptions - Limited Partners	932,964	7,572,573
Redemptions - Limited Partners	(34,865,572)	(36,492,259)
Distribution of interest income to feeder funds	(1,718,739)	(1,125,484)

Net increase (decrease) in Partners’ Capital	(30,748,160)	(40,684,930)
Partners’ Capital, beginning of period	339,199,614	397,648,307

Partners’ Capital, end of period	$308,451,454	$356,963,377

Net asset value per Redeemable Unit (74,682.3046 and 88,182.5867 Redeemable Units outstanding at March 31, 2019 and 2018, respectively)	$4,130.18	$4,048.00

Net income (loss) per Redeemable Unit*	$67.27	$(138.70)

Weighted average Redeemable Units outstanding	80,663.7625	91,740.2584

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019			2018
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$14.80	$14.53	$15.13	$(49.54)	$(47.91)	$(49.11)
Net investment loss	(8.90)	(4.73)	(2.44)	(12.63)	(8.00)	(6.00)

Increase (decrease) for the period	5.90	9.80	12.69	(62.17)	(55.91)	(55.11)
Net asset value per Redeemable Unit, beginning of period	1,313.04	1,281.77	1,330.76	1,394.29	1,344.14	1,385.07

Net asset value per Redeemable Unit, end of period	$1,318.94	$1,291.57	$1,343.45	$1,332.12	$1,288.23	$1,329.96

	Three Months Ended March 31,
	2019			2018
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(2.8)%	(1.5)%	(0.7)%	(3.7)%	(2.4)%	(1.7)%

Operating expenses	5.0%	3.7%	2.9%	5.1%	3.7%	3.0%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.0%	3.7%	2.9%	5.1%	3.7%	3.0%

Total return:
Total return before incentive fees	0.4%	0.8%	1.0%	(4.5)%	(4.2)%	(4.0)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	0.4%	0.8%	1.0%	(4.5)%	(4.2)%	(4.0)%

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2019	2018
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$46.62	$(150.65)
Net investment income (loss)	20.65	11.95

Increase (decrease) for the period	67.27	(138.70)
Distribution of interest income to feeder funds	(21.31)	(12.27)
Net asset value per Redeemable Unit, beginning of period	4,084.22	4,198.97

Net asset value per Redeemable Unit, end of period	$4,130.18	$4,048.00

	Three Months Ended March 31,
	2019	2018
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	2.1%	1.1%

Operating expenses	0.1%	0.2%

Total return	1.6%	(3.3)%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2019 and 2018 was 15,907 and 20,523, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended March 31, 2019 and 2018 was 1,645 and 2,242, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended March 31, 2019 and 2018 was $197,176,705 and $436,728,273, respectively.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of March 31, 2019 and December 31, 2018, respectively.

March 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Futures	$13,584,764	$(4,410,961)	$9,173,803	$-	$-	$9,173,803
Forwards	1,315,960	(1,315,960)	-	-	-	-

	14,900,724	(5,726,921)	9,173,803	-	-	9,173,803
JPMorgan
Forwards	1,013,033	(1,013,033)	-	-	-	-

Total assets	$15,913,757	$(6,739,954)	$9,173,803	$-	$-	$9,173,803

Liabilities
MS&Co.
Futures	$(4,410,961)	$4,410,961	$-	$-	$-	$-
Forwards	(2,033,828)	1,315,960	(717,868)	-	716,210	(1,658)

	(6,444,789)	5,726,921	(717,868)	-	716,210	(1,658)
JPMorgan
Forwards	(1,089,552)	1,013,033	(76,519)	-	76,519	-

Total liabilities	$(7,534,341)	$6,739,954	$(794,387)	$-	$792,729	$(1,658)

Net fair value						$9,172,145	*

December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Futures	$12,642,665	$(12,642,665)	$-	$-	$-	$-
Forwards	1,579,370	(1,579,370)	-	-	-	-

	14,222,035	(14,222,035)	-	-	-	-
JPMorgan
Forwards	1,055,436	(813,774)	241,662	-	-	241,662

Total assets	$15,277,471	$(15,035,809)	$241,662	$-	$-	$241,662

Liabilities
MS&Co.
Futures	$(18,312,891)	$12,642,665	$(5,670,226)	$-	$5,670,226	$-
Forwards	(4,390,307)	1,579,370	(2,810,937)	-	2,810,937	-

	(22,703,198)	14,222,035	(8,481,163)	-	8,481,163	-
JPMorgan
Forwards	(813,774)	813,774	-	-	-	-

Total liabilities	$(23,516,972)	$15,035,809	$(8,481,163)	$-	$8,481,163	$-

Net fair value						$241,662	*

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
Assets
Futures Contracts
Currencies	$1,372,322
Energy	456,421
Grains	3,327,131
Indices	1,706,453
Interest Rates U.S.	634,430
Interest Rates Non-U.S.	3,455,697
Livestock	64,752
Metals	1,069,255
Softs	1,498,303

Total unrealized appreciation on open futures contracts	13,584,764

Liabilities
Futures Contracts
Currencies	(1,005,456)
Energy	(872,433)
Grains	(19,828)
Indices	(226,202)
Interest Rates U.S.	(312,492)
Interest Rates Non-U.S.	(931,671)
Livestock	(477,380)
Metals	(98,080)
Softs	(467,419)

Total unrealized depreciation on open futures contracts	(4,410,961)

Net unrealized appreciation on open futures contracts	$9,173,803	*

Assets
Forward Contracts
Currencies	$1,013,033
Metals	1,315,960

Total unrealized appreciation on open forward contracts	2,328,993

Liabilities
Forward Contracts
Currencies	(1,089,552)
Metals	(2,033,828)

Total unrealized depreciation on open forward contracts	(3,123,380)

Net unrealized depreciation on open forward contracts	$(794,387)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019		2018
Sector
Currencies	$1,028,205		$(4,786,268)
Energy	(6,833,697)		(1,322,683)
Grains	3,420,567		(3,071,831)
Indices	3,567,356		(1,050,723)
Interest Rates U.S.	237,116		(874,210)
Interest Rates Non-U.S.	3,319,930		1,765,428
Livestock	(983,460)		(212,688)
Metals	(1,176,605)		(3,730,620)
Softs	657,921		1,547,084

Total	$3,237,333	***	$(11,736,511)	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2019 and December 31, 2018 and for the periods ended March 31, 2019 and 2018, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

March 31, 2019	Total	Level 1	Level 2	Level 3

Assets
Futures	$13,584,764	$13,584,764	$-	$-
Forwards	2,328,993	-	2,328,993	-

Total assets	$15,913,757	$13,584,764	$2,328,993	$-

Liabilities
Futures	$4,410,961	$4,410,961	$-	$-
Forwards	3,123,380	-	3,123,380	-

Total liabilities	$7,534,341	$4,410,961	$3,123,380	$-

December 31, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$12,642,665	$12,642,665	$-	$-
Forwards	2,634,806	-	2,634,806	-

Total assets	$15,277,471	$12,642,665	$2,634,806	$-

Liabilities
Futures	$18,312,891	$18,312,891	$-	$-
Forwards	5,204,081	-	5,204,081	-

Total liabilities	$23,516,972	$18,312,891	$5,204,081	$-

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 19.7% to 32.4% of the Master’s contracts are traded OTC.

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

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its subscriptions receivable and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2019.

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

For the three months ended March 31, 2019, Partnership capital decreased 4.9% from $183,117,959 to $174,126,924. This decrease was attributable to redemptions of 7,665.7400 Redeemable Units of Class A totaling $9,962,378. This decrease was partially offset by subscriptions for 156.1940 Redeemable Units of Class A totaling $200,000 and a net gain of $771,343.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2019, the Master’s capital decreased 9.1% from $339,199,614 to $308,451,454. This decrease was attributable to redemptions of 8,598.4419 units totaling $34,865,572 and distributions of interest income to feeder funds totaling $1,718,739. This decrease was partially offset by subscriptions of 229.5723 units totaling $932,964 and a net gain of $4,903,187. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2019, the net asset value per Redeemable Unit for Class A increased 0.4% from $1,313.04 to $1,318.94, as compared to a decrease of 4.5% in the first quarter of 2018. During the Partnership’s first quarter of 2019, the net asset value per Redeemable Unit for Class D increased 0.8% from $1,281.77 to $1,291.57, as compared to a decrease of 4.2% in the first quarter of 2018. During the Partnership’s first quarter of 2019, the net asset value per Redeemable Unit for Class Z increased 1.0% from $1,330.76 to $1,343.45, as compared to a decrease of 4.0% in the first quarter of 2018. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2019 of $1,904,173. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2018 of $7,427,696. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, U.S. interest rates, livestock and metals and were partially offset by gains in non-U.S. interest rates and softs.

During the first quarter, the most notable gains were achieved during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Additional gains in the global fixed income sector were experienced during January from long futures positions in German bonds. Gains within the global stock index sector were recorded throughout the first quarter as investor demand for risk assets buoyed stock prices. In the agricultural markets, gains were recorded during February from short positions in wheat futures and during March from short positions in coffee futures as prices declined amid growing global commodity supply gluts. Additional gains were achieved within the currency sector during February and March from short positions in the euro as the relative value of the Eurozone’s currency weakened on speculation of stagnating economic growth in Europe. The Partnership’s overall trading gains for the quarter were partially offset by trading losses incurred during January and February within the energy sector from short positions in crude oil futures as global oil prices moved higher. Within the metals sector, losses were incurred during January from short positions in copper and aluminum futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three months ended March 31, 2019 increased by $294,901, as compared to the corresponding period in 2018. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2019 as compared to the corresponding period in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2019 decreased by $140,760, as compared to the corresponding period in 2018. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2019 decreased by $109,984, as compared to the corresponding period in 2018. The decrease in management fees was due to lower average net assets per Class during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2019 decreased by $73,322, as compared to the corresponding period in 2018. The decrease in General Partner fees was due to lower average net assets per Class during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2019 and 2018. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended March 31, 2019 and for the twelve months ended December 31, 2018. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of March 31, 2019, the Master’s total capitalization was $308,451,454 and the Partnership owned approximately 56.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2019 was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$16,895,739	5.48%	$16,895,739	$12,406,971	$14,351,796
Energy	3,268,141	1.06	8,028,684	2,167,080	3,734,147
Grains	2,728,614	0.88	2,775,897	2,187,304	2,531,325
Indices	4,188,343	1.36	4,194,397	1,577,678	2,505,334
Interest Rates U.S.	309,699	0.10	397,231	206,946	270,928
Interest Rates Non-U.S.	1,689,302	0.55	3,164,144	1,615,972	2,211,147
Livestock	387,222	0.13	436,246	263,670	346,061
Metals	5,290,644	1.72	5,614,699	3,223,828	4,512,836
Softs	2,841,292	0.92	3,145,874	2,506,232	2,699,283

Total	$37,598,996	12.20%

* Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under

Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $36 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $36 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and sought, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleged causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2019, there were subscriptions for 156.1940 Redeemable Units of Class A totaling $200,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	2,795.1380	$1,280.46	N/A	N/A
February 1, 2019 - February 28, 2019	1,477.9190	$1,291.39	N/A	N/A
March 1, 2019 - March 31, 2019	3,392.6830	$1,318.94	N/A	N/A
	7,665.7400	$1,299.60

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

Date: May 9, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 9, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.