Form 10-Q
period 2019-06-30
CERES ABINGDON L.P.
filed 2019-08-08
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes      No X

As of July 31, 2019, there were 102,237.3917 Limited Partnership Class A Redeemable Units outstanding, 11,704.4906 Limited Partnership Class D Redeemable Units outstanding and 227.0972 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Abingdon L.P.

Statements of Financial Condition

	June 30,
	2019	December 31,
	(Unaudited)	2018
Assets:
Investment in the Master(1), at fair value	$161,167,119	$183,004,312
Redemptions receivable from the Master	3,802,418	1,543,808
Cash at MS&Co.	295,346	333,269

Total assets	$165,264,883	$184,881,389

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$246,416	$278,171
Management fees	205,996	230,423
General Partner fees	137,331	153,615
Professional fees	221,441	264,945
Redemptions payable to Limited Partners	3,172,934	836,276

Total liabilities	3,984,118	1,763,430

Partners’ Capital:
General Partner, Class Z, 1,345.7280 and 1,507.7830 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	1,785,238	2,006,492
Limited Partners, Class A, 104,471.9507 and 119,266.5507 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	135,382,989	156,601,179
Limited Partners, Class D, 17,913.2276 Redeemable Units outstanding at June 30, 2019 and December 31, 2018	22,802,983	22,960,575
Limited Partners, Class Z, 987.1542 and 1,164.5352 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	1,309,555	1,549,713

Total partners’ capital (net asset value)	161,280,765	183,117,959

Total liabilities and partners’ capital	$165,264,883	$184,881,389

Net asset value per Redeemable Unit:
Class A	$1,295.88	$1,313.04

Class D	$1,272.97	$1,281.77

Class Z	$1,326.60	$1,330.76

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment Income:
Interest income allocated from the Master	$903,159	$761,427	$1,871,206	$1,434,573

Expenses:
Expenses allocated from the Master	77,789	67,608	135,162	148,523
Ongoing selling agent fees	772,242	905,327	1,577,442	1,851,287
Management fees	644,809	746,824	1,313,648	1,525,647
General Partner fees	429,873	497,882	875,766	1,017,097
Professional fees	121,621	136,845	245,193	278,664

Total expenses	2,046,334	2,354,486	4,147,211	4,821,218

Net investment loss	(1,143,175)	(1,593,059)	(2,276,005)	(3,386,645)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(855,277)	6,665,976	(7,997,354)	4,505,536
Net change in unrealized gains (losses) on open contracts allocated from the Master	(798,035)	1,684,920	8,248,215	(3,582,336)

Total trading results	(1,653,312)	8,350,896	250,861	923,200

Net income (loss)	$(2,796,487)	$6,757,837	$(2,025,144)	$(2,463,445)

Net income (loss) per Redeemable Unit:*
Class A	$(23.06)	$45.66	$(17.16)	$(16.51)

Class D	$(18.60)	$48.34	$(8.80)	$(7.57)

Class Z	$(16.85)	$52.49	$(4.16)	$(2.62)

Weighted average Redeemable Units outstanding:
Class A	109,616.2167	125,894.2447	113,315.4159	127,592.0665

Class D	17,913.2276	17,913.2276	17,913.2276	17,913.2276

Class Z	2,505.1545	2,752.6882	2,588.7364	2,795.0689

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$179,443,770	128,698.8997	$24,077,868	17,913.2276	$4,164,864	3,006.9722	$207,686,502	149,619.0995
Subscriptions - Limited Partners	5,046,127	3,583.3960	-	-	-	-	5,046,127	3,583.3960
Redemptions - General Partner	-	-	-	-	(375,000)	(254.2840)	(375,000)	(254.2840)
Redemptions - Limited Partners	(10,839,447)	(7,946.3520)	-	-	-	-	(10,839,447)	(7,946.3520)
Net income (loss)	(2,343,376)	-	(135,656)	-	15,587	-	(2,463,445)	-

Partners’ Capital, June 30, 2018	$171,307,074	124,335.9437	$23,942,212	17,913.2276	$3,805,451	2,752.6882	$199,054,737	145,001.8595

Partners’ Capital, March 31, 2018	$168,151,767	126,228.7137	$23,076,443	17,913.2276	$3,660,963	2,752.6882	$194,889,173	146,894.6295
Subscriptions - Limited Partners	1,862,000	1,389.9510	-	-	-	-	1,862,000	1,389.9510
Redemptions - Limited Partners	(4,454,273)	(3,282.7210)	-	-	-	-	(4,454,273)	(3,282.7210)
Net income (loss)	5,747,580	-	865,769	-	144,488	-	6,757,837	-

Partners’ Capital, June 30, 2018	$171,307,074	124,335.9437	$23,942,212	17,913.2276	$3,805,451	2,752.6882	$199,054,737	145,001.8595

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$156,601,179	119,266.5507	$22,960,575	17,913.2276	$3,556,205	2,672.3182	$183,117,959	139,852.0965
Subscriptions - Limited Partners	274,653	211.0500	-	-	-	-	274,653	211.0500
Redemptions - General Partner	-	-	-	-	(225,013)	(162.0550)	(225,013)	(162.0550)
Redemptions - Limited Partners	(19,624,336)	(15,005.6500)	-	-	(237,354)	(177.3810)	(19,861,690)	(15,183.0310)
Net income (loss)	(1,868,507)	-	(157,592)	-	955	-	(2,025,144)	-

Partners’ Capital, June 30, 2019	$135,382,989	104,471.9507	$22,802,983	17,913.2276	$3,094,793	2,332.8822	$161,280,765	124,718.0605

Partners’ Capital, March 31, 2019	$147,400,628	111,757.0047	$23,136,161	17,913.2276	$3,590,135	2,672.3182	$174,126,924	132,342.5505
Subscriptions - Limited Partners	74,653	54.8560	-	-	-	-	74,653	54.8560
Redemptions - General Partner	-	-	-	-	(225,013)	(162.0550)	(225,013)	(162.0550)
Redemptions - Limited Partners	(9,661,958)	(7,339.9100)	-	-	(237,354)	(177.3810)	(9,899,312)	(7,517.2910)
Net income (loss)	(2,430,334)	-	(333,178)	-	(32,975)	-	(2,796,487)	-

Partners’ Capital, June 30, 2019	$135,382,989	104,471.9507	$22,802,983	17,913.2276	$3,094,793	2,332.8822	$161,280,765	124,718.0605

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. As of June 30, 2019, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the reporting periods ended June 30, 2019 and 2018, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward contract counterparty for the Master. The Partnership and the Master deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2019.

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

At June 30, 2019 and December 31, 2018, the Partnership owned approximately 59.1% and 53.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and non-U.S. commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2019, and the results of its operations and the changes in partners’ capital for the three and six months ended June 30, 2019 and 2018. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2019 and 2018, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co and/or JPMorgan, as applicable. At June 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $29,682,545 and $40,002,084, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,511,269 (cost of $1,491,816) and $2,271,393 (cost of $2,273,441) as of June 30, 2019 and December 31, 2018, respectively.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2019 and December 31, 2018 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2019 and 2018 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	June 30,
	2019	December 31,
	(Unaudited)	2018

Assets:
Equity in trading accounts:
Unrestricted cash	$252,502,567	$312,715,105
Restricted cash	29,682,545	40,002,084
Net unrealized appreciation on open futures contracts	4,482,488	-
Net unrealized appreciation on open forward contracts	2,588,295	-

Total equity in trading accounts	289,255,895	352,717,189
Subscription receivable	-	261,448

Total assets	$289,255,895	$352,978,637

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$5,670,226
Net unrealized depreciation on open forward contracts	-	2,569,275
Accrued expenses:
Professional fees	57,244	54,808
Redemptions payable	16,647,781	5,484,714

Total liabilities	16,705,025	13,779,023

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at June 30, 2019 and December 31, 2018	-	-
Limited Partners, 66,698.4049 and 83,051.1742 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	272,550,870	339,199,614

Total partners’ capital (net asset value)	272,550,870	339,199,614

Total liabilities and partners’ capital	$289,255,895	$352,978,637

Net asset value per Redeemable Unit	$4,086.32	$4,084.22

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

June 30, 2019

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	728	$ 103,864	0.04%
Energy	147	175,832	0.06
Grains	54	(5,273)	(0.00) *
Indices	760	835,687	0.31
Interest Rates U.S.	535	1,760,438	0.65
Interest Rates Non-U.S.	7,195	4,919,645	1.81
Livestock	77	(157,161)	(0.06)
Metals	10	173,810	0.06
Softs	237	(49,025)	(0.02)

Total futures contracts purchased		7,757,817	2.85

Futures Contracts Sold
Currencies	1,562	(1,163,409)	(0.43)
Energy	366	12,914	0.00 *
Grains	1,465	1,083,536	0.40
Indices	410	(473,382)	(0.17)
Interest Rates U.S.	392	(422,688)	(0.16)
Interest Rates Non-U.S.	115	(107,870)	(0.04)
Livestock	15	1,448	0.00 *
Metals	493	(1,684,270)	(0.62)
Softs	1,108	(521,608)	(0.19)

Total futures contracts sold		(3,275,329)	(1.21)

Net unrealized appreciation on open futures contracts		$ 4,482,488	1.64%

Unrealized Appreciation on Open Forward Contracts
Currencies	$141,337,536	$ 2,135,630	0.79%
Metals	1,130	3,305,941	1.21

Total unrealized appreciation on open forward contracts		5,441,571	2.00

Unrealized Depreciation on Open Forward Contracts
Currencies	$110,229,704	(736,943)	(0.27)
Metals	820	(2,116,333)	(0.78)

Total unrealized depreciation on open forward contracts		(2,853,276)	(1.05)

Net unrealized appreciation on open forward contracts		$ 2,588,295	0.95%

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

* Due to rounding.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$1,574,760	$1,395,806	$3,345,646	$2,642,141

Expenses:
Clearing fees	120,263	107,262	209,545	239,651
Professional fees	15,750	17,000	31,500	34,195

Total expenses	136,013	124,262	241,045	273,846

Net investment income (loss)	1,438,747	1,271,544	3,104,601	2,368,295

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(1,525,395)	12,243,034	(14,912,740)	8,904,567
Net change in unrealized gains (losses) on open contracts	(1,292,893)	3,103,086	15,331,785	(5,294,958)

Total trading results	(2,818,288)	15,346,120	419,045	3,609,609

Net income (loss)	(1,379,541)	16,617,664	3,523,646	5,977,904
Subscriptions - Limited Partners	74,653	1,870,255	1,007,617	9,442,828
Redemptions - Limited Partners	(33,092,661)	(7,006,232)	(67,958,233)	(43,498,491)
Distribution of interest income to feeder funds	(1,503,035)	(1,233,818)	(3,221,774)	(2,359,302)

Net increase (decrease) in Partners’ Capital	(35,900,584)	10,247,869	(66,648,744)	(30,437,061)
Partners’ Capital, beginning of period	308,451,454	356,963,377	339,199,614	397,648,307

Partners’ Capital, end of period	$272,550,870	$367,211,246	$272,550,870	$367,211,246

Net asset value per Redeemable Unit (66,698.4049 and 86,957.1873 Redeemable Units outstanding at June 30, 2019 and 2018, respectively)	$4,086.32	$4,222.90	$4,086.32	$4,222.90

Net income (loss) per Redeemable Unit*	$(23.03)	$188.92	$44.26	$50.19

Weighted average Redeemable Units outstanding	72,169.6521	87,980.0004	76,416.7073	89,860.1294

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019			2018

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses)	$(13.56)	$(13.34)	$(13.93)	$57.21	$55.39	$57.21
Net investment loss	(9.50)	(5.26)	(2.92)	(11.55)	(7.05)	(4.72)

Increase (decrease) for the period	(23.06)	(18.60)	(16.85)	45.66	48.34	52.49
Net asset value per Redeemable Unit, beginning of period	1,318.94	1,291.57	1,343.45	1,332.12	1,288.23	1,329.96

Net asset value per Redeemable Unit, end of period	$1,295.88	$1,272.97	$1,326.60	$1,377.78	$1,336.57	$1,382.45

	Six Months Ended June 30,
	2019			2018
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses)	$1.22	$1.19	$1.18	$7.68	$7.48	$8.12
Net investment loss	(18.38)	(9.99)	(5.34)	(24.19)	(15.05)	(10.74)

Increase (decrease) for the period	(17.16)	(8.80)	(4.16)	(16.51)	(7.57)	(2.62)
Net asset value per Redeemable Unit, beginning of period	1,313.04	1,281.77	1,330.76	1,394.29	1,344.14	1,385.07

Net asset value per Redeemable Unit, end of period	$1,295.88	$1,272.97	$1,326.60	$1,377.78	$1,336.57	$1,382.45

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2019						2018
	Class A		Class D		Class Z		Class A		Class D		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(2.9	) %	(1.6	) %	(0.9	) %	(3.4	) %	(2.2	) %	(1.4	) %

Operating expenses	5.1%		3.7%		3.1%		5.0%		3.7%		2.9%
Incentive fees	-%		-%		-%		-%		-%			%

Total expenses	5.1%		3.7%		3.1%		5.0%		3.7%		2.9%

Total return:
Total return before incentive fees	(1.7	) %	(1.4	) %	(1.3	) %	3.4%		3.8%		3.9%
Incentive fees	-%		-%		-%		-%		-%		-%

Total return after incentive fees	(1.7	) %	(1.4	) %	(1.3	) %	3.4%		3.8%		3.9%

	Six Months Ended June 30,
	2019						2018
	Class A		Class D		Class Z		Class A		Class D		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(2.9	) %	(1.6	) %	(0.8	) %	(3.6	) %	(2.3	) %	(1.5	) %

Operating expenses	5.0%		3.7%		3.0%		5.0%		3.7%		2.9%
Incentive fees	-%		-%		-%		-%		-%		-%

Total expenses	5.0%		3.7%		3.0%		5.0%		3.7%		2.9%

Total return:
Total return before incentive fees	(1.3	) %	(0.7	) %	(0.3	) %	(1.2	) %	(0.6	) %	(0.2	) %
Incentive fees	-%		-%		-%		-%		-%		-%

Total return after incentive fees	(1.3	) %	(0.7	) %	(0.3	) %	(1.2	) %	(0.6	) %	(0.2	) %

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(42.97)	$174.47	$3.63	$23.83
Net investment income (loss)	19.94	14.45	40.63	26.36

Increase (decrease) for the period	(23.03)	188.92	44.26	50.19
Distribution of interest income to feeder funds	(20.83)	(14.02)	(42.16)	(26.26)
Net asset value per Redeemable Unit, beginning of period	4,130.18	4,048.00	4,084.22	4,198.97

Net asset value per Redeemable Unit, end of period	$4,086.32	$4,222.90	$4,086.32	$4,222.90

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	1.9%	1.4%	2.0%	1.3%

Operating expenses	0.2%	0.1%	0.2%	0.1%

Total return	(0.6)%	4.7%	1.1%	1.2%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2019 and 2018 was 17,671 and 16,114, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2019 and 2018 was 16,789 and 18,319, respectively The monthly average number of metals forward contracts traded by the Master during the three months ended June 30, 2019 and 2018 was 1,790 and 1,512, respectively. The monthly average number of metals forward contracts traded by the Master during the six months ended June 30, 2019 and 2018 was 1,717 and 1,877, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended June 30, 2019 and 2018 was $255,895,851 and $165,460,310, respectively. The monthly average notional value of currency forward contracts traded by the Master during the six months ended June 30, 2019 and 2018 was $226,536,278 and $301,094,292, respectively.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of June 30, 2019 and December 31, 2018, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
June 30, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Amount

Assets
MS&Co.
Futures	$9,770,839	$(5,288,351)	$4,482,488	$-	$-	$4,482,488
Forwards	3,305,941	(2,116,333)	1,189,608	-	-	1,189,608

	13,076,780	(7,404,684)	5,672,096	-	-	5,672,096
JPMorgan
Forwards	2,135,630	(736,943)	1,398,687	-	-	1,398,687

Total assets	$15,212,410	$(8,141,627)	$7,070,783	$-	$-	$7,070,783

Liabilities
MS&Co.
Futures	$(5,288,351)	$5,288,351	$-	$-	$-	$-
Forwards	(2,116,333)	2,116,333	-	-	-	-

	(7,404,684)	7,404,684	-	-	-	-
JPMorgan
Forwards	(736,943)	736,943	-	-	-	-

Total liabilities	$(8,141,627)	$8,141,627	$-	$-	$-	$-

Net fair value						$7,070,783	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Amount

Assets
MS&Co.
Futures	$12,642,665	$(12,642,665)	$-	$-	$-	$-
Forwards	1,579,370	(1,579,370)	-	-	-	-

	14,222,035	(14,222,035)	-	-	-	-
JPMorgan
Forwards	1,055,436	(813,774)	241,662	-	-	241,662

Total assets	$15,277,471	$(15,035,809)	$241,662	$-	$-	$241,662

Liabilities
MS&Co.
Futures	$(18,312,891)	$12,642,665	$(5,670,226)	$-	$5,670,226	$-
Forwards	(4,390,307)	1,579,370	(2,810,937)	-	2,810,937	-

	(22,703,198)	14,222,035	(8,481,163)	-	8,481,163	-
JPMorgan
Forwards	(813,774)	813,774	-	-	-	-

Total liabilities	$(23,516,972)	$15,035,809	$(8,481,163)	$-	$8,481,163	$-

Net fair value						$241,662	*

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
Assets
Futures Contracts
Currencies	$164,983
Energy	498,505
Grains	1,156,967
Indices	842,813
Interest Rates U.S.	1,761,438
Interest Rates Non-U.S.	4,949,836
Livestock	4,980
Metals	221,180
Softs	170,137

Total unrealized appreciation on open futures contracts	9,770,839

Liabilities
Futures Contracts
Currencies	(1,224,528)
Energy	(309,759)
Grains	(78,704)
Indices	(480,508)
Interest Rates U.S.	(423,688)
Interest Rates Non-U.S.	(138,061)
Livestock	(160,693)
Metals	(1,731,640)
Softs	(740,770)

Total unrealized depreciation on open futures contracts	(5,288,351)

Net unrealized appreciation on open futures contracts	$4,482,488	*

Assets
Forward Contracts
Currencies	$2,135,630
Metals	3,305,941

Total unrealized appreciation on open forward contracts	5,441,571

Liabilities
Forward Contracts
Currencies	(736,943)
Metals	(2,116,333)

Total unrealized depreciation on open forward contracts	(2,853,276)

Net unrealized appreciation on open forward contracts	$2,588,295	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Sector
Currencies	$9,265		$(4,991,977)		$1,037,470		$(9,778,245)
Energy	(6,204,826)		12,003,059		(13,038,523)		10,680,376
Grains	(3,127,999)		2,787,227		292,568		(284,604)
Indices	1,861,069		(500,914)		5,428,425		(1,551,637)
Interest Rates U.S.	2,635,101		598,680		2,872,217		(275,530)
Interest Rates Non-U.S.	7,731,667		2,115,996		11,051,597		3,881,424
Livestock	(2,449,355)		(821,235)		(3,432,815)		(1,033,923)
Metals	(2,749,020)		3,724,674		(3,925,625)		(5,946)
Softs	(524,190)		430,610		133,731		1,977,694

Total	$(2,818,288)	***	$15,346,120	***	$419,045	***	$3,609,609	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2019 and December 31, 2018 and for the periods ended June 30, 2019 and 2018, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

June 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$9,770,839	$9,770,839	$-	$-
Forwards	5,441,571	-	5,441,571	-

Total assets	$15,212,410	$9,770,839	$5,441,571	$-

Liabilities
Futures	$5,288,351	$5,288,351	$-	$-
Forwards	2,853,276	-	2,853,276	-

Total liabilities	$8,141,627	$5,288,351	$2,853,276	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$12,642,665	$12,642,665	$-	$-
Forwards	2,634,806	-	2,634,806	-

Total assets	$15,277,471	$12,642,665	$2,634,806	$-

Liabilities
Futures	$18,312,891	$18,312,891	$-	$-
Forwards	5,204,081	-	5,204,081	-

Total liabilities	$23,516,972	$18,312,891	$5,204,081	$-

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 16.1% to 33.6% of the Master’s contracts are traded OTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its subscriptions receivable and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2019.

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

For the six months ended June 30, 2019, Partnership capital decreased 11.9% from $183,117,959 to $161,280,765. This decrease was attributable to redemptions of 15,005.6500 Redeemable Units of Class A totaling $19,624,336, redemptions of 177.3810 Redeemable Units of Class Z totaling $237,354, redemptions of 162.0550 General Partner Redeemable Units of Class Z totaling $225,013 and a net loss of $2,025,144. This decrease was partially offset by subscriptions for 211.0500 Redeemable Units of Class A totaling $274,653.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2019, the Master’s capital decreased 19.6% from $339,199,614 to $272,550,870. This decrease was attributable to redemptions of 16,599.8186 units totaling $67,958,233 and distributions of interest income to feeder funds totaling $3,221,774. This decrease was partially offset by subscriptions of 247.0493 units totaling $1,007,617 and a net gain of $3,523,646. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on closed contracts and net change in unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2019, the net asset value per Redeemable Unit for Class A decreased 1.7% from $1,318.94 to $1,295.88, as compared to an increase of 3.4% in the second quarter of 2018. During the Partnership’s second quarter of 2019, the net asset value per Redeemable Unit for Class D decreased 1.4% from $1,291.57 to $1,272.97, as compared to an increase of 3.8% in the second quarter of 2018. During the Partnership’s second quarter of 2019, the net asset value per Redeemable Unit for Class Z decreased 1.3% from $1,343.45 to $1,326.60, as compared to an increase of 3.9% in the second quarter of 2018. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2019 of $1,653,312. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, livestock, metals and softs and were partially offset by gains in currencies, indices and U.S. and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2018 of $8,350,896. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, indices and livestock.

During the second quarter, the most notable losses were recorded during May from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand. Within the agricultural complex, losses were incurred during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Additional losses were incurred within the agricultural sector from positions in cattle and hog futures. Within the metals sector, losses were incurred during June from short positions in gold futures as prices rose amid U.S. dollar weakness and as new U.S. sanctions on Iran added to uncertainty in the global markets. Within the currency markets, losses were incurred during June from short positions in the euro versus the U.S. dollar following calls for the Fed to weaken the dollar to boost the U.S. economy. Further losses in the currencies were experienced during May from positions in the Japanese yen. A portion of the Partnership’s losses for the quarter was offset by gains experienced within the global interest rate sector during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve will cut interest rates. Within the global stock indices, gains were recorded during April and June from long U.S. and European equity index futures positions as prices increased on signs that major central banks are prepared to provide new stimulus to slowing economies.

During the Partnership’s six months ended June 30, 2019, the net asset value per Redeemable Unit for Class A decreased 1.3% from $1,313.04 to $1,295.88, as compared to a decrease of 1.2% in the six months ended June 30, 2018. During the Partnership’s six months ended June 30, 2019, the net asset value per Redeemable Unit for Class D decreased 0.7% from $1,281.77 to $1,272.97, as compared to a decrease of 0.6% in the six months ended June 30, 2018. During the Partnership’s six months ended June 30, 2019, the net asset value per Redeemable Unit for Class Z decreased 0.3% from $1,330.76 to $1,326.60, as compared to a decrease of 0.2% in the six months ended June 30, 2018. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the six months ended June 30, 2019 of $250,861. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the six months ended June 30, 2018 of $923,200. Gains were primarily attributable to the Master’s trading of commodity futures in energy, non-U.S. interest rates and softs and were partially offset by losses in currencies, grains, indices, U.S. interest rates, livestock and metals.

During the first six months of the most significant losses were incurred within the energy sector during January and February from short positions in crude oil futures as global oil prices moved higher. Additional losses were incurred during May in the energy sector from futures positions in gas oil and gasoline. Within the metals sector, losses were incurred during June from short positions in gold futures as prices rose amid U.S. dollar weakness and as new U.S. sanctions on Iran added to uncertainty in the global markets. Within the agricultural complex, losses were incurred during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Additional losses were incurred within the agricultural sector from positions in cattle and hog futures. A majority of the Partnership’s losses for the first six months of the year was offset by trading gains within the global interest rate sector during January, March, May, and June from long positions in non-U.S. and U.S. fixed income futures as prices rose as global economic concerns pushed central banks to looser monetary policy globally. Within the global stock index markets, gains were primarily recorded during January through April, as well as in June, from long positions in European, U.S., and Asian equity index futures as positive consumer sentiment and the promise of dovish monetary policy pushed stock prices higher. Additional gains were achieved within the currency sector during February, March, and April from short positions in the euro as the relative value of the Eurozone’s currency weakened on speculation of stagnating economic growth in Europe.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three and six months ended June 30, 2019 increased by $141,732 and $436,633, respectively, as compared to the corresponding periods in 2018. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2019 decreased by $133,085 and $273,845, respectively, as compared to the corresponding periods in 2018. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2019 decreased by $102,015 and $211,999, respectively, as compared to the corresponding periods in 2018. The decrease in management fees was due to lower average net assets per Class during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2019 decreased by $68,009 and $141,331, respectively, as compared to the corresponding periods in 2018. The decrease in General Partner fees was due to lower average net assets per Class during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2019 and 2018. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended June 30, 2019 and for the twelve months ended December 31, 2018. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of June 30, 2019, the Master’s total capitalization was $272,550,870 and the Partnership owned approximately 59.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2019 was as follows:

June 30, 2019

			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,860,325	3.25%	$17,755,291	$8,860,325	$14,924,273
Energy	900,072	0.33	4,695,659	844,457	3,240,994
Grains	1,835,924	0.67	2,784,536	1,835,924	2,576,780
Indices	3,372,406	1.24	5,150,525	2,274,571	4,182,943
Interest Rates U.S.	1,487,207	0.55	1,487,207	315,000	711,326
Interest Rates Non-U.S.	3,443,749	1.26	3,988,801	-	2,573,362
Livestock	190,914	0.07	772,200	190,914	563,762
Metals	6,198,894	2.27	7,898,365	2,974,463	7,113,791
Softs	2,204,491	0.81	2,733,704	2,204,491	2,497,758

Total	$28,493,982	10.45%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Corporation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co,’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint.

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raised claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $634 million. The complaint alleged causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2019, there were subscriptions for 54.8560 Redeemable Units of Class A totaling $74,653. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	1,640.6440	$1,360.89	N/A	N/A	N/A	N/A
May 1, 2019 - May 31, 2019	3,250.7880	$1,309.31	177.3810	$1,338.10	N/A	N/A
June 1, 2019 - June 30, 2019	2,448.4780	$1,295.88	N/A	N/A	N/A	N/A
	7,339.9100	$1,316.36	177.3810	$1,338.10

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

Date: August 8, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 8, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.