Form 10-Q
period 2019-09-30
CERES ABINGDON L.P.
filed 2019-11-07
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes      No X

As of October 31, 2019, there were 96,271.9877 Limited Partnership Class A Redeemable Units outstanding, 4,532.8096 Limited Partnership Class D Redeemable Units outstanding and 227.0972 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Abingdon L.P.

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018
Assets:
Investment in the Master(1), at fair value	$143,021,980	$183,004,312
Redemptions receivable from the Master	1,748,535	1,543,808
Cash at MS&Co.	297,395	333,269

Total assets	$145,067,910	$184,881,389

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$232,204	$278,171
Management fees	180,767	230,423
General Partner fees	120,512	153,615
Professional fees	221,766	264,945
Redemptions payable to Limited Partners	1,177,035	836,276

Total liabilities	1,932,284	1,763,430

Partners’ Capital:
General Partner, Class Z, 1,072.8890 and 1,507.7830 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	1,529,789	2,006,492
Limited Partners, Class A, 97,477.1067 and 119,266.5507 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	135,091,779	156,601,179
Limited Partners, Class D, 4,532.8096 and 17,913.2276 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	6,190,249	22,960,575
Limited Partners, Class Z, 227.0972 and 1,164.5352 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	323,809	1,549,713

Total partners’ capital (net asset value)	143,135,626	183,117,959

Total liabilities and partners’ capital	$145,067,910	$184,881,389

Net asset value per Redeemable Unit:
Class A	$1,385.88	$1,313.04

Class D	$1,365.65	$1,281.77

Class Z	$1,425.86	$1,330.76

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income allocated from the Master	$730,041	$905,165	$2,601,247	$2,339,738

Expenses:
Expenses allocated from the Master	91,880	84,087	227,042	232,610
Ongoing selling agent fees	744,087	908,360	2,321,529	2,759,647
Management fees	602,367	750,529	1,916,015	2,276,176
General Partner fees	401,578	500,353	1,277,344	1,517,450
Professional fees	115,563	137,828	360,756	416,492

Total expenses	1,955,475	2,381,157	6,102,686	7,202,375

Net investment loss	(1,225,434)	(1,475,992)	(3,501,439)	(4,862,637)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	13,342,893	5,500,874	5,345,539	10,006,410
Net change in unrealized gains (losses) on open contracts allocated from the Master	(333,604)	(2,741,624)	7,914,611	(6,323,960)

Total trading results	13,009,289	2,759,250	13,260,150	3,682,450

Net income (loss)	$11,783,855	$1,283,258	$9,758,711	$(1,180,187)

Net income (loss) per Redeemable Unit:*
Class A	$90.00	$8.24	$72.84	$(8.27)

Class D	$92.68	$12.21	$83.88	$4.64

Class Z	$99.26	$15.25	$95.10	$12.63

Weighted average Redeemable Units outstanding:
Class A	101,684.7684	123,973.8877	109,438.5334	126,386.0069

Class D	11,383.5093	17,913.2276	15,736.6548	17,913.2276

Class Z	1,735.2312	2,752.6882	2,304.2346	2,780.9420

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$179,443,770	128,698.8997	$24,077,868	17,913.2276	$4,164,864	3,006.9722	$207,686,502	149,619.0995
Subscriptions - Limited Partners	6,619,049	4,715.9660	-	-	-	-	6,619,049	4,715.9660
Redemptions - General Partner	-	-	-	-	(375,000)	(254.2840)	(375,000)	(254.2840)
Redemptions - Limited Partners	(15,167,107)	(11,067.9930)	-	-	-	-	(15,167,107)	(11,067.9930)
Net income (loss)	(1,320,867)	-	83,106	-	57,574	-	(1,180,187)	-

Partners’ Capital, September 30, 2018	$169,574,845	122,346.8727	$24,160,974	17,913.2276	$3,847,438	2,752.6882	$197,583,257	143,012.7885

Partners’ Capital, June 30, 2018	$171,307,074	124,335.9437	$23,942,212	17,913.2276	$3,805,451	2,752.6882	$199,054,737	145,001.8595
Subscriptions - Limited Partners	1,572,922	1,132.5700	-	-	-	-	1,572,922	1,132.5700
Redemptions - Limited Partners	(4,327,660)	(3,121.6410)	-	-	-	-	(4,327,660)	(3,121.6410)
Net income (loss)	1,022,509	-	218,762	-	41,987	-	1,283,258	-

Partners’ Capital, September 30, 2018	$169,574,845	122,346.8727	$24,160,974	17,913.2276	$3,847,438	2,752.6882	$197,583,257	143,012.7885

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$156,601,179	119,266.5507	$22,960,575	17,913.2276	$3,556,205	2,672.3182	$183,117,959	139,852.0965
Subscriptions - Limited Partners	331,970	251.6910	-	-	-	-	331,970	251.6910
Redemptions - General Partner	-	-	-	-	(635,014)	(434.8940)	(635,014)	(434.8940)
Redemptions - Limited Partners	(29,594,075)	(22,041.1350)	(18,556,248)	(13,380.4180)	(1,287,677)	(937.4380)	(49,438,000)	(36,358.9910)
Net income (loss)	7,752,705	-	1,785,922	-	220,084	-	9,758,711	-

Partners’ Capital, September 30, 2019	$135,091,779	97,477.1067	$6,190,249	4,532.8096	$1,853,598	1,299.9862	$143,135,626	103,309.9025

Partners’ Capital, June 30, 2019	$135,382,989	104,471.9507	$22,802,983	17,913.2276	$3,094,793	2,332.8822	$161,280,765	124,718.0605
Subscriptions - Limited Partners	57,317	40.6410	-	-	-	-	57,317	40.6410
Redemptions - General Partner	-	-	-	-	(410,001)	(272.8390)	(410,001)	(272.8390)
Redemptions - Limited Partners	(9,969,739)	(7,035.4850)	(18,556,248)	(13,380.4180)	(1,050,323)	(760.0570)	(29,576,310)	(21,175.9600)
Net income (loss)	9,621,212	-	1,943,514	-	219,129	-	11,783,855	-

Partners’ Capital, September 30, 2019	$135,091,779	97,477.1067	$6,190,249	4,532.8096	$1,853,598	1,299.9862	$143,135,626	103,309.9025

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. As of September 30, 2019, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the reporting periods ended September 30, 2019 and 2018, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward contract counterparty for the Master. The Partnership and the Master deposited a portion of their cash in non-trading bank accounts at JPMorgan.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2019.

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

At September 30, 2019 and December 31, 2018, the Partnership owned approximately 64.0% and 53.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and non-U.S. commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2019, and the results of its operations and the changes in partners’ capital for the three and nine months ended September 30, 2019 and 2018. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2019 and 2018, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co and/or JPMorgan, as applicable. At September 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $32,134,026 and $40,002,084, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $5,421,575 (cost of $5,463,508) and $2,271,393 (cost of $2,273,441) as of September 30, 2019 and December 31, 2018, respectively.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2019 and December 31, 2018 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2019 and 2018 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018
Assets:
Equity in trading accounts:
Unrestricted cash	$187,349,751	$312,715,105
Restricted cash	32,134,026	40,002,084
Net unrealized appreciation on open futures contracts	3,086,357	-
Net unrealized appreciation on open forward contracts	2,543,984	-

Total equity in trading accounts	225,114,118	352,717,189
Subscription receivable	-	261,448

Total assets	$225,114,118	$352,978,637

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$5,670,226
Net unrealized depreciation on open forward contracts	-	2,569,275
Accrued expenses:
Professional fees	58,494	54,808
Redemptions payable	1,971,751	5,484,714

Total liabilities	2,030,245	13,779,023

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at September 30, 2019 and December 31, 2018	-	-
Limited Partners, 50,650.5653 and 83,051.1742 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	223,083,873	339,199,614

Total partners’ capital (net asset value)	223,083,873	339,199,614

Total liabilities and partners’ capital	$225,114,118	$352,978,637

Net asset value per Redeemable Unit	$4,404.37	$4,084.22

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Currencies	802	$(161,955)	(0.07)%

Energy	76	(223,240)	(0.10)

Grains	43	23,603	0.01

Indices	1,100	(169,960)	(0.08)

Interest Rates U.S.	824	(1,896,899)	(0.85)

Interest Rates Non-U.S.	10,101	3,343,086	1.50

Livestock	9	16,410	0.01

Metals	451	(2,164,140)	(0.97)

Softs	86	26,498	0.01

Total futures contracts purchased		(1,206,597)	(0.54)

Futures Contracts Sold

Currencies	1,841	2,587,066	1.16

Energy	1,002	2,251,943	1.01

Grains	1,162	(699,871)	(0.31)

Indices	378	994,756	0.45

Interest Rates U.S.	485	313,719	0.14

Livestock	173	(489,210)	(0.22)

Metals	86	(23,938)	(0.01)

Softs	1,328	(641,511)	(0.30)

Total futures contracts sold		4,292,954	1.92

Net unrealized appreciation on open futures contracts		$3,086,357	1.38%

Unrealized Appreciation on Open Forward Contracts

Currencies	$103,069,545	$1,007,462	0.45%

Metals	771	3,218,682	1.44

Total unrealized appreciation on open forward contracts		4,226,144	1.89

Unrealized Depreciation on Open Forward Contracts

Currencies	$55,439,706	(474,156)	(0.21)

Metals	564	(1,208,004)	(0.54)

Total unrealized depreciation on open forward contracts		(1,682,160)	(0.75)

Net unrealized appreciation on open forward contracts		$2,543,984	1.14%

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

* Due to rounding.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$1,090,278	$1,679,291	$4,435,924	$4,321,432

Expenses:
Clearing fees	122,086	139,512	331,631	379,163
Professional fees	15,750	17,000	47,250	51,195

Total expenses	137,836	156,512	378,881	430,358

Net investment income (loss)	952,442	1,522,779	4,057,043	3,891,074

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	20,040,311	10,188,516	5,127,571	19,093,083
Net change in unrealized gains (losses) on open contracts	(1,501,828)	(5,094,858)	13,829,957	(10,389,816)

Total trading results	18,538,483	5,093,658	18,957,528	8,703,267

Net income (loss)	19,490,925	6,616,437	23,014,571	12,594,341
Subscriptions - Limited Partners	3,557,318	6,677,129	4,564,935	16,119,957
Redemptions - Limited Partners	(71,496,294)	(6,502,039)	(139,454,527)	(50,000,530)
Distribution of interest income to feeder funds	(1,018,946)	(1,568,242)	(4,240,720)	(3,927,544)

Net increase (decrease) in Partners’ Capital	(49,466,997)	5,223,285	(116,115,741)	(25,213,776)
Partners’ Capital, beginning of period	272,550,870	367,211,246	339,199,614	397,648,307

Partners’ Capital, end of period	$223,083,873	$372,434,531	$223,083,873	$372,434,531

Net asset value per Redeemable Unit (50,650.5653 and 86,993.5300 Redeemable Units outstanding at September 30, 2019 and 2018, respectively)	$4,404.37	$4,281.18	$4,404.37	$4,281.18

Net income (loss) per Redeemable Unit*	$336.84	$76.26	$381.59	$126.35

Weighted average Redeemable Units outstanding	54,220.5443	87,200.3814	69,017.9863	88,973.5467

* Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019			2018
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$101.25	$99.23	$103.51	$19.14	$18.58	$19.22
Net investment loss	(11.25)	(6.55)	(4.25)	(10.90)	(6.37)	(3.97)

Increase (decrease) for the period	90.00	92.68	99.26	8.24	12.21	15.25
Net asset value per Redeemable Unit, beginning of period	1,295.88	1,272.97	1,326.60	1,377.78	1,336.57	1,382.45

Net asset value per Redeemable Unit, end of period	$1,385.88	$1,365.65	$1,425.86	$1,386.02	$1,348.78	$1,397.70

	Nine Months Ended September 30,
	2019			2018
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$102.32	$99.99	$104.31	$26.84	$26.06	$27.36
Net investment loss	(29.48)	(16.11)	(9.21)	(35.11)	(21.42)	(14.73)

Increase (decrease) for the period	72.84	83.88	95.10	(8.27)	4.64	12.63
Net asset value per Redeemable Unit, beginning of period	1,313.04	1,281.77	1,330.76	1,394.29	1,344.14	1,385.07

Net asset value per Redeemable Unit, end of period	$1,385.88	$1,365.65	$1,425.86	$1,386.02	$1,348.78	$1,397.70

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended September 30,
	2019			2018
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.3)%	(2.3)%	(1.4)%	(3.1)%	(1.9)%	(1.1)%

Operating expenses	5.1%	4.6%	3.6%	5.0%	3.7%	2.9%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.1%	4.6%	3.6%	5.0%	3.7%	2.9%

Total return:
Total return before incentive fees	6.9%	7.3%	7.5%	0.6%	0.9%	1.1%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	6.9%	7.3%	7.5%	0.6%	0.9%	1.1%

	Nine Months Ended September 30,
	2019			2018
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(3.0)%	(1.8)%	(0.9)%	(3.4)%	(2.1)%	(1.4)%

Operating expenses	5.1%	4.0%	3.2%	5.0%	3.7%	2.9%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.1%	4.0%	3.2%	5.0%	3.7%	2.9%

Total return:
Total return before incentive fees	5.5%	6.5%	7.1%	(0.6)%	0.3%	0.9%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	5.5%	6.5%	7.1%	(0.6)%	0.3%	0.9%

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$319.27	$58.80	$322.81	$82.62
Net investment income (loss)	17.57	17.46	58.78	43.73

Increase (decrease) for the period	336.84	76.26	381.59	126.35
Distribution of interest income to feeder funds	(18.79)	(17.98)	(61.44)	(44.14)
Net asset value per Redeemable Unit, beginning of period	4,086.32	4,222.90	4,084.22	4,198.97

Net asset value per Redeemable Unit, end of period	$4,404.37	$4,281.18	$4,404.37	$4,281.18

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	1.5%	1.6%	1.9%	1.4%

Operating expenses	0.2%	0.2%	0.2%	0.2%

Total return	8.2%	1.8%	9.3%	3.0%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended September 30, 2019 and 2018 was 19,348 and 20,643, respectively. The monthly average number of futures contracts traded by the Master during the nine months ended September 30, 2019 and 2018 was 17,642 and 19,094, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended September 30, 2019 and 2018 was 1,474 and 1,514, respectively. The monthly average number of metals forward contracts traded by the Master during the nine months ended September 30, 2019 and 2018 was 1,636 and 1,756, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended September 30, 2019 and 2018 was $206,938,261 and $211,292,847, respectively. The monthly average notional value of currency forward contracts traded by the Master during the nine months ended September 30, 2019 and 2018 was $220,003,606 and $271,160,477, respectively.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of September 30, 2019 and December 31, 2018, respectively.

September 30, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Futures	$12,255,264	$(9,168,907)	$3,086,357	$-	$-	$3,086,357
Forwards	3,218,682	(1,208,004)	2,010,678	-	-	2,010,678

	15,473,946	(10,376,911)	5,097,035	-	-	5,097,035

JPMorgan
Forwards	1,007,462	(474,156)	533,306	-	-	533,306

Total assets	$16,481,408	$(10,851,067)	$5,630,341	$-	$-	$5,630,341

Liabilities
MS&Co.
Futures	$(9,168,907)	$9,168,907	$-	$-	$-	$-
Forwards	(1,208,004)	1,208,004	-	-	-	-

	(10,376,911)	10,376,911	-	-	-	-

JPMorgan
Forwards	(474,156)	474,156	-	-	-	-

Total liabilities	$(10,851,067)	$10,851,067	$-	$-	$-	$-

Net fair value						$5,630,341	*

December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
MS&Co.
Futures	$12,642,665	$(12,642,665)	$-	$-	$-	$-
Forwards	1,579,370	(1,579,370)	-	-	-	-

	14,222,035	(14,222,035)	-	-	-	-

JPMorgan
Forwards	1,055,436	(813,774)	241,662	-	-	241,662

Total assets	$15,277,471	$(15,035,809)	$241,662	$-	$-	$241,662

Liabilities
MS&Co.
Futures	$(18,312,891)	$12,642,665	$(5,670,226)	$-	$5,670,226	$-
Forwards	(4,390,307)	1,579,370	(2,810,937)	-	2,810,937	-

	(22,703,198)	14,222,035	(8,481,163)	-	8,481,163	-

JPMorgan
Forwards	(813,774)	813,774	-	-	-	-

Total liabilities	$(23,516,972)	$15,035,809	$(8,481,163)	$-	$8,481,163	$-

Net fair value						$241,662	*

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
Assets
Futures Contracts
Currencies	$2,592,192
Energy	2,351,615
Grains	67,071
Indices	1,393,447
Interest Rates U.S.	426,468
Interest Rates Non-U.S.	5,072,929
Livestock	16,538
Metals	52,802
Softs	282,202

Total unrealized appreciation on open futures contracts	12,255,264

Liabilities
Futures Contracts
Currencies	(167,081)
Energy	(322,912)
Grains	(743,339)
Indices	(568,651)
Interest Rates U.S.	(2,009,648)
Interest Rates Non-U.S.	(1,729,843)
Livestock	(489,338)
Metals	(2,240,880)
Softs	(897,215)

Total unrealized depreciation on open futures contracts	(9,168,907)

Net unrealized appreciation on open futures contracts	$3,086,357	*

Assets
Forward Contracts
Currencies	$1,007,462
Metals	3,218,682

Total unrealized appreciation on open forward contracts	4,226,144

Liabilities
Forward Contracts
Currencies	(474,156)
Metals	(1,208,004)

Total unrealized depreciation on open forward contracts	(1,682,160)

Net unrealized appreciation on open forward contracts	$2,543,984	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Sector
Currencies	$6,885,809		$(78,498)		$7,923,279		$(9,856,743)
Energy	(1,287,178)		(2,007,617)		(14,325,701)		8,672,759
Grains	604,917		396,833		897,485		112,229
Indices	869,913		1,256,270		6,298,338		(295,367)
Interest Rates U.S.	4,765,039		(586,953)		7,637,256		(862,483)
Interest Rates Non-U.S.	7,017,465		(2,624,227)		18,069,062		1,257,197
Livestock	(617,023)		47,145		(4,049,838)		(986,778)
Metals	(775,280)		5,664,661		(4,700,905)		5,658,715
Softs	1,074,821		3,026,044		1,208,552		5,003,738

Total	$18,538,483	***	$5,093,658	***	$18,957,528	***	$8,703,267	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2019 and December 31, 2018 and for the periods ended September 30, 2019 and 2018, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

September 30, 2019	Total	Level 1	Level 2	Level 3

Assets
Futures	$12,255,264	$12,255,264	$-	$-
Forwards	4,226,144	-	4,226,144	-

Total assets	$16,481,408	$12,255,264	$4,226,144	$-

Liabilities
Futures	$9,168,907	$9,168,907	$-	$-
Forwards	1,682,160	-	1,682,160	-

Total liabilities	$10,851,067	$9,168,907	$1,682,160	$-

December 31, 2018	Total	Level 1	Level 2	Level 3

Assets
Futures	$12,642,665	$12,642,665	$-	$-
Forwards	2,634,806	-	2,634,806	-

Total assets	$15,277,471	$12,642,665	$2,634,806	$-

Liabilities
Futures	$18,312,891	$18,312,891	$-	$-
Forwards	5,204,081	-	5,204,081	-

Total liabilities	$23,516,972	$18,312,891	$5,204,081	$-

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 12.0% to 20.8% of the Master’s contracts are traded OTC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its subscriptions receivable and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2019.

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

For the nine months ended September 30, 2019, Partnership capital decreased 21.8% from $183,117,959 to $143,135,626. This decrease was attributable to redemptions of 22,041.1350 Redeemable Units of Class A totaling $29,594,075, redemptions of 13,380.4180 Redeemable Units of Class D totaling $18,556,248, redemptions of 937.4380 Redeemable Units of Class Z totaling $1,287,677 and redemptions of 434.8940 General Partner Redeemable Units of Class Z totaling $635,014. This decrease was partially offset by subscriptions for 251.6910 Redeemable Units of Class A totaling $331,970 and a net gain of $9,758,711.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2019, the Master’s capital decreased 34.2% from $339,199,614 to $223,083,873. This decrease was attributable to redemptions of 33,415.2556 units totaling $139,454,527 and distributions of interest income to feeder funds totaling $4,240,720. This decrease was partially offset by subscriptions of 1,014.6467 units totaling $4,564,935 and a net gain of $23,014,571. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2019, the net asset value per Redeemable Unit for Class A increased 6.9% from $1,295.88 to $1,385.88, as compared to an increase of 0.6% in the third quarter of 2018. During the Partnership’s third quarter of 2019, the net asset value per Redeemable Unit for Class D increased 7.3% from $1,272.97 to $1,365.65, as compared to an increase of 0.9% in the third quarter of 2018. During the Partnership’s third quarter of 2019, the net asset value per Redeemable Unit for Class Z increased 7.5% from $1,326.60 to $1,425.86, as compared to an increase of 1.1% in the third quarter of 2018. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2019 of $13,009,289. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2018 of $2,759,250. Gains were primarily attributable to the Master’s trading of commodity futures in grains, indices, livestock, metals and softs and were partially offset by losses in currencies, energy and U.S. and non-U.S. interest rates.

The most notable gains were achieved during July and August from long positions in U.S., European, and Asian fixed income futures as concern over global trade wars and signs of a weakening global economy spurred demand for the relative safety of government debt. Within the currencies, gains were recorded during July from short positions in the euro and British pound versus the U.S. dollar as the relative value of the European currencies declined as turmoil surrounding the UK’s exit from the European Union reached a crescendo. Gains within the commodity markets were achieved during July and August from short positions in grains and soft commodity futures as prices moved lower on a strengthening U.S. dollar and improving growing conditions. Further gains were recorded during July and September from long positions in global stock index futures as equity prices benefitted from global central banks pledging to lower interest rates. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy markets during September from long positions in gasoil, gasoline, and heating oil futures as energy prices declined on signs of lessening global energy demand. Within the metals markets, losses were experienced primarily during September from positions in both precious and industrial metals.

During the Partnership’s nine months ended September 30, 2019, the net asset value per Redeemable Unit for Class A increased 5.5% from $1,313.04 to $1,385.88, as compared to a decrease of 0.6% in the nine months ended September 30, 2018. During the Partnership’s nine months ended September 30, 2019, the net asset value per Redeemable Unit for Class D increased 6.5% from $1,281.77 to $1,365.65, as compared to an increase of 0.3% in the nine months ended September 30, 2018. During the Partnership’s nine months ended September 30, 2019, the net asset value per Redeemable Unit for Class Z increased 7.1% from $1,330.76 to $1,425.86, as compared to an increase of 0.9% in the nine months ended September 30, 2018. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $13,260,150. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2018 of $3,682,450. Gains were primarily attributable to the Master’s trading of commodity futures in energy, grains, non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, indices, U.S. interest rates and livestock.

The most significant gains were incurred within the global interest rate sector during May, June, July, and August from long positions in non-U.S. and U.S. fixed income futures as prices rallied as investors sought out the relative safety of government bonds. Within the currency markets, gains were primarily recorded during July from short positions in the euro and British pound versus the U.S. dollar as the relative value of the European currencies declined as turmoil surrounding the UK’s exit from the European Union reached a crescendo. Gains within the global stock index sector were experienced throughout a majority of the first nine months of the year, with the exception of May and August, from long positions U.S., European, and Asian equity index futures as the outlook for central banks increasing easing measures spurred prices higher. A portion of the Partnership’s gains for the first nine months of the year was offset by trading losses within the energy sector during May from long positions in crude oil and its refined markets as the ongoing trade battle between the U.S. and China threatened to weaken industrial energy demand. Additional losses in the energies were experienced during January from long positions in Brent crude oil and WTI crude oil futures. Within the metals markets, losses were recorded during May and September from positions in both precious and industrial metals as a fluctuating U.S. dollar and uncertain outlook for global trade roiled metals prices. Additional losses were incurred within the agricultural complex during May from short positions in grains futures as prices surged as floods threatened U.S. Midwest farming operations.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three and nine months ended September 30, 2019 decreased by $175,124 and increased by $261,509, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average net assets during the three months ended September 30, 2019 as compared to the corresponding period in 2018. The increase in interest income was primarily due to higher U.S. Treasury bill rates during the nine months ended September 30, 2019 as compared to the corresponding period in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2019 decreased by $164,273 and $438,118, respectively, as compared to the corresponding periods in 2018. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2019 decreased by $148,162 and $360,161, respectively, as compared to the corresponding periods in 2018. The decrease in management fees was due to lower average net assets per Class during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2019 decreased by $98,775 and $240,106, respectively, as compared to the corresponding periods in 2018. The decrease in General Partner fees was due to lower average net assets per Class during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2019 and 2018. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended September 30, 2019 and for the twelve months ended December 31, 2018. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

As of September 30, 2019, the Master’s total capitalization was $223,083,873 and the Partnership owned approximately 64.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2019 was as follows:

September 30, 2019

			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,670,044	3.44%	$10,973,600	$7,376,691	$9,037,101
Energy	2,497,596	1.12	2,522,042	931,342	1,835,790
Grains	1,605,290	0.72	1,843,683	1,273,662	1,585,142
Indices	4,038,260	1.81	4,038,260	2,833,113	3,188,893
Interest Rates U.S.	2,717,953	1.22	2,802,566	1,229,124	2,279,830
Interest Rates Non-U.S.	4,304,808	1.93	4,488,052	3,303,540	3,916,978
Livestock	381,920	0.17	412,335	164,560	307,383
Metals	4,741,213	2.13	6,065,941	4,741,213	5,470,508
Softs	2,169,452	0.97	2,364,233	2,086,358	2,222,306

Total	$30,126,536	13.51%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the United States to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2019, there were subscriptions for 40.6410 Redeemable Units of Class A totaling $57,317. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	2,234.5590	$ 1,347.65	6,208.7370	$ 1,325.21	760.0570	$ 1,381.90	N/A	N/A
August 1, 2019 - August 31, 2019	3,951.6210	$ 1,463.02	7,171.6810	$ 1,440.16	N/A	N/A	N/A	N/A
September 1, 2019 - September 30, 2019	849.3050	$ 1,385.88	N/A	N/A	N/A	N/A	N/A	N/A
	7,035.4850	$ 1,417.06	13,380.4180	$ 1,386.82	760.0570	$ 1,381.90

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

Date: November 7, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 7, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.