Form 10-K
period 2019-12-31
CERES ABINGDON L.P.
filed 2020-03-26
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes                   No X

Limited Partnership Redeemable Units with aggregate values of $135,382,989 of Class A, $22,802,983 of Class D and $1,309,555 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, there were 90,331.7847 Limited Partnership Redeemable Units of Class A outstanding, 4,532.8096 Limited Partnership Redeemable Units of Class D outstanding and 187.2652 Limited Partnership Redeemable Units of Class Z outstanding.

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

Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2019, 2018 and 2017 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. The General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). As of December 31, 2019, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the years ended December 31, 2019, 2018 and 2017, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for the Master. During prior periods included in this report, the Partnership and the Master also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York, having the same investment objective as the Partnership. The Master permits commodity pools controlled by the General Partner and managed by the Advisor pursuant to Diversified Macro Strategies (formerly, the Winton Futures Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as if the Partnership traded directly, and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated.

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

For the period January 1, 2019 through December 31, 2019, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2019 and 2018, the Partnership owned approximately 62.5% and 53.9% of the Master, respectively. The performance of the Partnership is directly affected by the performance of the Master.

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

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2019 was $128,618,055.

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

Investing in Redeemable Units may not provide the desired diversification of an investor’s overall portfolio.

One of the Partnership’s objectives is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership achieving positive returns and such returns being independent of stock and bond market returns.

Past performance is no assurance of future results.

The Advisor’s trading strategies may not perform as they have performed in the past and past performance does not necessarily predict future returns. The Advisor has from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions.

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate trading in swaps and swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not have a materially adverse effect on trading for the Partnership/Master. The trading instructions of the Advisor, however, may have to be modified, and positions held indirectly by the Partnership through its investment in the Master may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership/Master by increasing transaction costs to liquidate positions and limiting potential profits on liquidated positions.

In January 2020, the CFTC re-proposed new rules regarding speculative position limits. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership/Master.

The General Partner, the Partnership and its Service Providers (including the Advisor) and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

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

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have been identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

The impact of COVID-19 on the U.S. and world economies, and the extent of and effectiveness of any responses taken on a national and local level, is uncertain and could result in a world-wide economic downturn and disrupt financial markets that impact trading programs in unanticipated and unintended ways.

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s investments and operations.

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

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, the Company and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&CO. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $59 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following

Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On February 3, 2020, the court granted preliminary approval of that settlement.

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

(b) Holders. The number of holders of Redeemable Units as of February 29, 2020, was 1,133 for Class A Redeemable Units, 3 for Class D Redeemable Units and 5 for Class Z Redeemable Units.

(c) Dividends. The Partnership did not declare any distributions in 2019 or 2018. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2019, there were subscriptions of 256.3490 Redeemable Units of Class A totaling $338,425. For the twelve months ended December 31, 2018, there were subscriptions of 5,218.4370 Redeemable Units of Class A totaling $7,296,049. For the twelve months ended December 31, 2017, there were subscriptions of 20,613.6240 Redeemable Units of Class A totaling $26,970,421, 4,033.0710 Redeemable Units of Class D totaling $5,000,000 and 1,581.6670 Redeemable Units of Class Z totaling $2,060,000.

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

Proceeds of net offering were used for the trading of commodity interests including futures, option, swap and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	1,209.7770	$ 1,336.23	N/A	N/A	N/A	N/A
November 1, 2019 - November 30, 2019	3,424.4710	$ 1,303.99	39.8320	$ 1,346.10	N/A	N/A
December 1, 2019 - December 31, 2019	580.4960	$ 1,311.75	N/A	N/A	N/A	N/A
	5,214.7440	$ 1,312.33	39.8320	$ 1,346.10

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and net asset value per Redeemable Unit and total assets at December 31, 2019, 2018, 2017, 2016 and 2015 were as follows:

	2019	2018	2017	2016	2015
Total investment income	$3,090,440	$3,308,838	$1,488,469	$575,103	$53,655
Total expenses	(7,748,728)	(9,454,584)	(10,546,462)	(11,270,533)	(14,181,289)
Total trading results	6,790,072	(5,233,130)	21,665,110	3,789,675	8,689,147

Net income (loss)	$2,131,784	$(11,378,876)	$12,607,117	$(6,905,755)	$(5,438,487)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(1.29)	$(81.25)	$84.35	$(41.09)	$(28.25)

Class D	$14.89	$(62.37)	$97.04	$(23.11)	$(10.37)

Class Z	$25.61	$(54.31)	$109.61	$(13.91)	$(0.78)

Net asset value per Redeemable Unit:
Class A	$1,311.75	$1,313.04	$1,394.29	$1,309.94	$1,351.03

Class D	$1,296.66	$1,281.77	$1,344.14	$1,247.10	$1,270.21

Class Z	$1,356.37	$1,330.76	$1,385.07	$1,275.46	$1,289.37

Total assets	$130,119,172	$184,881,389	$215,509,111	$226,569,381	$234,947,467

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

Winton Capital Management Limited

The Partnership’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Partnership’s assets is currently invested in the Master. The Advisor trades the Master’s, and thereby the Partnership’s, assets in accordance with its Diversified Macro Strategies (formerly, the Winton Futures Program), a proprietary, systematic trading program.

The investment objective of the Diversified Macro Strategies is to achieve long-term investment growth.

The Diversified Macro Strategies follows a disciplined investment process that is based on statistical analysis of historical data. The initial stage of the process involves collecting, cleaning and organizing large amounts of data. The Diversified Macro Strategies uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data. The Advisor conducts statistical research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors. The Advisor’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), and the correlation between markets and transaction costs. These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk. As a result of the Advisor’s research, the Advisor expects that the investments made in accordance with this process will have an improved chance of being successful, which is expected to lead to profits over the long-term.

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

The Advisor does not take any responsibility for the accuracy or completeness of the contents of this document, any representations made herein, or the performance of the Partnership/Master. The Advisor disclaims any liability for any direct, indirect, consequential or other losses or damages, including loss of profits incurred by limited partners or by any third party that may arise from any reliance on this document. The Advisor is neither responsible for, nor involved in, the marketing, distribution or sales of shares or interests in the Partnership and is not responsible for compliance with any marketing or promotion laws, rules or regulations; and no third party other than the Advisor is authorized to make any statement about any of the Advisor’s products or services in connection with any such marketing, distribution or sales. Past performance of the Master or by any other fund advised by the Advisor is not indicative of any future performance by the Partnership/Master.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its subscriptions receivable and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2019.

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

From January 1, 2019 through December 31, 2019, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 12.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 11.7% to 32.4% of the Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk, as MS&Co. and/or JPMorgan or their affiliates are or were counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Partnership/Master continue to be subject to such risks with respect to MS&Co. and JPMorgan.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Master. For the year ended December 31, 2019, 27,255.8790 Redeemable Units of Class A were redeemed totaling $36,437,556, 13,380.4180 Redeemable Units of Class D were redeemed totaling $18,556,248, 977.2700 Redeemable Units of Class Z were redeemed totaling $1,341,295 and 434.8940 General Partner Redeemable Units of Class Z were redeemed totaling $635,014. For the year ended December 31, 2018, 14,650.7860 Redeemable Units of Class A were redeemed totaling $19,998,537, 9.0000 Redeemable Units of Class Z were redeemed totaling $12,179 and 325.6540 General Partner Redeemable Units of Class Z were redeemed totaling $475,000. For the year ended December 31, 2017, 42,412.1360 Redeemable Units of Class A were redeemed totaling $55,269,803, 60.0000 Redeemable Units of Class D were redeemed totaling $76,657, 879.5740 Redeemable Units of Class Z were redeemed totaling $1,084,192 and 292.1440 General Partner Redeemable Units of Class Z were redeemed totaling $360,000.

For the year ended December 31, 2019, there were subscriptions of 256.3490 Redeemable Units of Class A totaling $338,425. For the year ended December 31, 2018, there were subscriptions of 5,218.4370 Redeemable Units of Class A totaling $7,296,049. For the year ended December 31, 2017, there were subscriptions of 20,613.6240 Redeemable Units of Class A totaling $26,970,421, 4,033.0710 Redeemable Units of Class D totaling $5,000,000, 1,581.6670 Redeemable Units of Class Z totaling $2,060,000 and 215.8170 General Partner Redeemable Units of Class Z totaling $275,265.

(c) Results of Operations.

For the year ended December 31, 2019, the net asset value per Redeemable Unit for Class A decreased 0.1% from $1,313.04 to $1,311.75. For the year ended December 31, 2019, the net asset value per Redeemable Unit for Class D increased 1.2% from $1,281.77 to $1,296.66. For the year ended December 31, 2019, the net asset value per Redeemable Unit for Class Z increased 1.9% from $1,330.76 to $1,356.37. For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class A decreased 5.8% from $1,394.29 to $1,313.04. For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class D decreased 4.6% from $1,344.14 to $1,281.77. For the year ended December 31, 2018, the net asset value per Redeemable Unit for Class Z decreased 3.9% from $1,385.07 to $1,330.76. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class A increased 6.4% from $1,309.94 to $1,394.29. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class D increased 7.8% from $1,247.10 to $1,344.14. For the year ended December 31, 2017, the net asset value per Redeemable Unit for Class Z increased 8.6% from $1,275.46 to $1,385.07.

The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses of $6,790,072 for the year ended December 31, 2019. Gains were primarily attributable to the Master’s trading of currencies, indices and U.S. and non-U.S. interest rates, and were partially offset by losses in energy, grains, livestock, metals and softs. The net trading gain or loss realized from the Partnership’s investment in the Master is disclosed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter of 2019, the most notable gains were achieved during March from long positions in European fixed income futures as prices rallied amid continued uncertainty surrounding the UK’s exit from the European Union. Additional gains in the global fixed income sector were experienced during January from long futures positions in German bonds. Gains within the global stock index sector were recorded throughout the first quarter as investor demand for risk assets buoyed stock prices. In the agricultural markets, gains were recorded during February from short positions in wheat futures and during March from short positions in coffee futures as prices declined amid growing global commodity supply gluts. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses incurred during January and February within the energy sector from short positions in crude oil futures as global oil prices moved higher. Within the metals sector, losses were incurred during January from short positions in copper and aluminum futures as industrial metals prices rebounded on signs of a potential resolution to the U.S. versus China trade battles.

During the second quarter of 2019, the most notable losses were recorded during May from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand. Within the agricultural complex, losses were incurred during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Additional losses were incurred within the agricultural sector from positions in cattle and hog futures. Within the metals sector, losses were incurred during June from short positions in gold futures as prices rose amid U.S. dollar weakness and as new U.S. sanctions on Iran added to uncertainty in the global markets. A portion of the Partnership’s losses for the second quarter was offset by gains experienced within the global interest rate sector during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve was going to cut interest rates. Within the global stock indices, gains were recorded during April and June from long U.S. and European equity index futures positions as prices increased on signs that major central banks were prepared to provide new stimulus to slowing economies.

During the third quarter of 2019, the most notable gains were achieved during July and August from long positions in U.S., European, and Asian fixed income futures as concern over global trade wars and signs of a weakening global economy spurred demand for the relative safety of government debt. Within the currencies, gains were recorded during July from short positions in the euro and British pound versus the U.S. dollar as the relative value of the European currencies declined as turmoil surrounding the UK’s exit from the European Union reached a crescendo. Gains within the agricultural markets were achieved during July and August from short positions in grains and soft commodity futures as prices moved lower on a strengthening U.S. dollar and improving growing conditions. A portion of the Partnership’s gains for the third quarter was offset by losses incurred within the energy markets during September from long positions in gasoil, gasoline, and heating oil futures as energy prices declined on signs of shrinking global energy demand. Within the metals markets, losses were experienced primarily during September from positions in both precious and industrial metals.

During the fourth quarter of 2019, the most significant losses were experienced from long positions in global interest rate futures during October, November, and December as prices fell amid growing confidence in the strength of the global economy. Further losses were incurred throughout the fourth quarter from positions in grains and soft commodity futures. Losses in the currency sector were primarily recorded during October and December from short positions in the euro versus the U.S. dollar as political turmoil pulled the dollar lower. In the metals, losses were experienced from long positions in nickel, aluminum, and zinc futures. The Partnership’s losses for the fourth quarter were partially offset by gains from long positions in global stock index futures as prices advanced as investors were spurred by signs of robust economic growth. Further gains were recorded within the energies primarily during November from short positions in natural gas futures as mild weather throughout much of the U.S. limited heating demand.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses of $5,233,130 for the year ended December 31, 2018. Losses were primarily attributable to the Master’s trading of currencies, indices, U.S. interest rates, livestock and metals, and were partially offset by gains in energy, grains, non-U.S. interest rates and softs.

During the first quarter of 2018, the most notable losses were incurred within the currency markets during February from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen advanced amid fears of a US-led trade war. In commodities, losses within the metals markets were incurred during February and March from long positions in aluminum and copper futures as demand for industrial metals weakened amid signs of weakness in the global equity markets and a burgeoning global trade war. A portion of the Partnership’s losses for the first quarter was offset by gains experienced within the global interest rate sector during January and February from short positions in U.S. fixed income futures as investors anticipated the U.S. Federal Reserve would be aggressive in raising interest rates in 2018.

During the second quarter of 2018, the most significant gains were achieved within the energy sector from long positions in crude oil and its refined products as tensions in the Middle East and the re-impositions of sanctions on Iran pushed energy prices higher throughout the quarter. Gains within the metals markets were primarily experienced due to short positions in industrial metals during May and June as fears of trade war between the U.S. and China pulled prices lower. Additional gains in metals were recorded during June from short positions in gold and silver futures as a strengthening U.S. dollar weakened investor demand for precious metals. A portion of the Partnership’s gains for the second quarter was offset by losses incurred within the currency sector during May from positions in the euro, Mexican peso, and British pound versus the U.S. dollar as a surging U.S. economy bolstered the value of the dollar.

During the third quarter of 2018, the most significant gains were achieved within the metals markets during July and August from short positions in gold and silver futures as a strengthening U.S. dollar diminished investor demand for precious metals. Additional gains were experienced within the agriculturals during July and August from short positions in coffee and sugar futures as global supply stocks swelled. Within the global stock index sector, gains were achieved throughout the third quarter from long positions in U.S. and Asian equity index futures as positive global economic sentiment overcame trade war concerns, pushing stock prices higher. The Partnership’s gains for the third quarter were partially offset by losses incurred within the global interest rate markets during July and September from long positions in European fixed income futures as comments from the European Central Bank indicated a more hawkish position on raising interest rates.

During the fourth quarter of 2018, the most notable losses were incurred within the metals sector during October and December from short positions in gold and silver futures as prices advanced amid increased demand for the relative safety of precious metals. Within the global stock index sector, losses were incurred during October and December from long positions in U.S., Asian, and European equity index futures as prices declined amid mounting signs of slowing global economic growth. Smaller losses were incurred from trading currencies and soft commodities during the quarter. A portion of the Partnership’s losses for the fourth quarter was offset by gains experienced within the global interest rate markets from long positions in European fixed income futures as prices advanced as investors sought out the relative safety of government debt.

The results of operations for the twelve months ended 2017 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. Prior to November 1, 2017, the Partnership received monthly interest on 80% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three and twelve months ended December 31, 2019 decreased by $479,907 and $218,398, respectively, as compared to the corresponding periods in 2018. The decrease in interest income is primarily due to lower average net assets during the three and twelve months ended December 31, 2019, as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2019 decreased by $219,267 and $657,385, respectively, as compared to the corresponding periods in 2018. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and twelve months ended December 31, 2019, as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2019 decreased by $212,970 and $573,131, respectively, as compared to the corresponding periods in 2018. The decrease in management fees was due to lower average net assets per Class during the three and twelve months ended December 31, 2019, as compared to the corresponding periods in 2018.

General Partner fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. General Partner fees for the three and twelve months ended December 31, 2019 decreased by $141,980 and $382,086, respectively, as compared to the corresponding periods in 2018. The decrease in General Partner fees was due to lower average net assets during the three and twelve months ended December 31, 2019, as compared to the corresponding periods in 2018.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no incentive fees for the three and twelve months ended December 31, 2019 and 2018. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses, certain offering costs and filing, administrative, reporting and data processing fees. Professional fees for the years ended December 31, 2019 and 2018 were $468,791 and $552,410, respectively.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2019 and 2018, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below.

As of December 31, 2019, the Master’s total capitalization was $205,402,609 and the Partnership owned approximately 62.5% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2019 was as follows:

December 31, 2019

			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,324,535	4.54%	$17,755,291	$6,924,526	$11,639,472
Energy	3,872,631	1.89	8,028,684	844,457	2,885,712
Grains	1,026,719	0.50	2,784,536	806,781	1,922,603
Indices	5,491,437	2.67	5,495,849	1,577,678	3,665,077
Interest Rates U.S.	704,863	0.34	2,802,566	206,946	1,265,762
Interest Rates Non-U.S.	1,182,887	0.58	4,488,052	1,182,887	2,923,742
Livestock	133,485	0.06	772,200	133,485	370,259
Metals	7,122,912	3.47	7,898,365	2,150,346	5,662,617
Softs	1,148,240	0.56	3,145,874	1,148,240	2,323,227

Total	$30,007,709	14.61%

*	Annual average of month-end Values at Risk.

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

The following were the primary trading risk exposures of the Master at December 31, 2019 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equities. The Master’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2019, the Master’s primary exposures were in the S&P 500 (U.S.), Dow Jones EURO STOXX 50 (European Union), NASDAQ 100 (U.S.), CAC 40 (France), FTSE 100 (United Kingdom), and SPI 200 (Australia) stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., Pacific Rim, and European indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

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

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Master and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Master’s profitability. The Master’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Master may also take futures positions on the government debt of smaller economies — e.g., Australia and New Zealand.

Commodities:

Metals. The Master’s primary metal market exposure as of December 31, 2019 was to fluctuations in the price of silver, copper, aluminum, and gold.

Energy. The Master’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions, and other supply/demand related factors. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Softs. The Master’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by supply/demand disruptions and severe or unexpected weather conditions. Cocoa and coffee accounted for the majority of the Master’s soft commodities exposure as of December 31, 2019.

Grains. The Master’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by supply/demand disruptions and severe or unexpected weather conditions. Wheat, corn and the soybean complex accounted for the majority of the Master’s grain exposure as of December 31, 2019.

Livestock. The Master’s primary risk exposure in livestock is to fluctuations in cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Master as of December 31, 2019.

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

Item 8. Financial Statements and Supplementary Data.

Ceres Abingdon L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2019, 2018 and 2017; Statements of Financial Condition at December 31, 2019 and 2018; Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017; and Notes to Financial Statements.

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
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over Financial Reporting

The management of Ceres Abingdon L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Ceres Abingdon L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Abingdon L.P.	Ceres Abingdon L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Abingdon L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Ceres Abingdon L.P. (the “Partnership”), as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and changes in its partners’ capital for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, MA

March 19, 2020

Ceres Abingdon L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
Assets:
Investment in the Master, at fair value (Note 1)	$128,504,409	$183,004,312
Redemptions receivable from the Master	1,274,473	1,543,808
Cash at MS&Co. (Note 3c)	340,290	333,269

Total assets	$130,119,172	$184,881,389

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$207,853	$278,171
Management fees (Note 3b)	162,062	230,423
General Partner fees (Note 3a)	108,041	153,615
Professional fees	261,695	264,945
Redemptions payable to Limited Partners (Note 6)	761,466	836,276

Total liabilities	1,501,117	1,763,430

Partners’ Capital (Notes 1 and 6):
General Partner, Class Z, 1,072.8890 and 1,507.7830 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	1,455,237	2,006,492
Limited Partners, Class A, 92,267.0207 and 119,266.5507 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	121,031,295	156,601,179
Limited Partners, Class D, 4,532.8096 and 17,913.2276 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	5,877,521	22,960,575
Limited Partners, Class Z, 187.2652 and 1,164.5352 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	254,002	1,549,713

Total partners’ capital (net asset value)	128,618,055	183,117,959

Total liabilities and partners’ capital	$130,119,172	$184,881,389

Net asset value per Redeemable Unit:
Class A	$1,311.75	$1,313.04

Class D	$1,296.66	$1,281.77

Class Z	$1,356.37	$1,330.76

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Income:
Interest income allocated from the Master (Note 3c)	$3,090,440	$3,308,838	$1,488,469

Expenses:
Expenses allocated from the Master	284,917	294,552	301,010
Ongoing selling agent fees (Note 3d)	2,965,488	3,622,873	4,116,542
Management fees (Note 3b)	2,417,719	2,990,850	3,326,947
General Partner fees (Note 3a)	1,611,813	1,993,899	2,217,964
Professional fees	468,791	552,410	583,999

Total expenses	7,748,728	9,454,584	10,546,462

Net investment loss	(4,658,288)	(6,145,746)	(9,057,993)

Trading results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	4,109,375	7,880,690	18,452,640
Net change in unrealized gains (losses) on open contracts allocated from the Master	2,680,697	(13,113,820)	3,212,470

Total trading results	6,790,072	(5,233,130)	21,665,110

Net income (loss)	$2,131,784	$(11,378,876)	$12,607,117

Net income (loss) per Redeemable Unit* (Note 7):
Class A	$(1.29)	$(81.25)	$84.35

Class D	$14.89	$(62.37)	$97.04

Class Z	$25.61	$(54.31)	$109.61

Weighted average Redeemable Units outstanding:
Class A	105,962.3391	125,059.6037	151,818.6357

Class D	12,935.6935	17,913.2276	16,623.8706

Class Z	2,049.8532	2,766.4310	2,773.6683

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2019, 2018 and 2017

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$197,142,459	150,497.4117	$17,384,759	13,940.1566	$3,037,133	2,381.2062	$217,564,351	166,818.7745
Subscriptions - General Partner	-	-	-	-	275,265	215.8170	275,265	215.8170
Subscriptions - Limited Partners	26,970,421	20,613.6240	5,000,000	4,033.0710	2,060,000	1,581.6670	34,030,421	26,228.3620
Redemptions - General Partner	-	-	-	-	(360,000)	(292.1440)	(360,000)	(292.1440)
Redemptions - Limited Partners	(55,269,803)	(42,412.1360)	(76,657)	(60.0000)	(1,084,192)	(879.5740)	(56,430,652)	(43,351.7100)
Net income (loss)	10,600,693	-	1,769,766	-	236,658	-	12,607,117	-

Partners’ Capital, December 31, 2017	179,443,770	128,698.8997	24,077,868	17,913.2276	4,164,864	3,006.9722	207,686,502	149,619.0995
Subscriptions - Limited Partners	7,296,049	5,218.4370	-	-	-	-	7,296,049	5,218.4370
Redemptions - General Partner	-	-	-	-	(475,000)	(325.6540)	(475,000)	(325.6540)
Redemptions - Limited Partners	(19,998,537)	(14,650.7860)	-	-	(12,179)	(9.0000)	(20,010,716)	(14,659.7860)
Net income (loss)	(10,140,103)	-	(1,117,293)	-	(121,480)	-	(11,378,876)	-

Partners’ Capital, December 31, 2018	156,601,179	119,266.5507	22,960,575	17,913.2276	3,556,205	2,672.3182	183,117,959	139,852.0965
Subscriptions - Limited Partners	338,425	256.3490	-	-	-	-	338,425	256.3490
Redemptions - General Partner	-	-	-	-	(635,014)	(434.8940)	(635,014)	(434.8940)
Redemptions - Limited Partners	(36,437,556)	(27,255.8790)	(18,556,248)	(13,380.4180)	(1,341,295)	(977.2700)	(56,335,099)	(41,613.5670)
Net income (loss)	529,247	-	1,473,194	-	129,343	-	2,131,784	-

Partners’ Capital, December 31, 2019	$121,031,295	92,267.0207	$5,877,521	4,532.8096	$1,709,239	1,260.1542	$128,618,055	98,059.9845

Net asset value per Redeemable Unit:

2017:	Class A	$1,394.29

	Class D	$1,344.14

	Class Z	$1,385.07

2018:	Class A	$1,313.04

	Class D	$1,281.77

	Class Z	$1,330.76

2019:	Class A	$1,311.75

	Class D	$1,296.66

	Class Z	$1,356.37

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Notes to Financial Statements

1.	Organization:

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly–owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. All trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the periods covered by this report, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward contract counterparty for the Master. During prior periods included in this report, the Partnership/Master deposited a portion of their cash in non-trading bank accounts at JPMorgan.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York, having the same investment objective as the Partnership. The Master permits accounts managed by the Advisor pursuant to Diversified Macro Strategies (formerly, the Winton Futures Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to limited partners as a result of the investment in the Master are approximately the same as if the Partnership traded directly, and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated.

Generally, a limited partner in the Master may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request had been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master.

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

Management fees, ongoing selling agent fees, the General Partner fee and incentive fees are charged at the Partnership level. Clearing fees are borne by the Master and allocated to the Partnerships’ limited partners. Professional fees are borne by the Master and allocated to the Partnership.

At December 31, 2019 and 2018, the Partnership owned approximately 62.5% and 53.9%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit for any Class decreases to less than $400 as of the close of business on any business day; or under certain circumstances as set forth in the limited partnership agreement of the Partnership, as may be amended and restated from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2019, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

Partnership’s Investment. The Partnership carries its investment in the Master at fair value based on the Master’s net asset value per redeemable unit, as a practical expedient, as calculated by the Master.

e.

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

f.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

g.

Investment Company Status. The Partnership has adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Partnership’s Statements of Income and Expenses.

Ceres Abingdon L.P.

Notes to Financial Statements

h.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1⁄12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating the General Partner fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

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

The Customer Agreements and/or foreign exchange brokerage account agreement give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Master net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

Ceres Abingdon L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019			2018			2017
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$39.70	$37.10	$39.24	$(36.34)	$(35.58)	$(36.53)	$139.45	$133.89	$138.27
Net investment loss	(40.99)	(22.21)	(13.63)	(44.91)	(26.79)	(17.78)	(55.10)	(36.85)	(28.66)

Increase (decrease) for the year	(1.29)	14.89	25.61	(81.25)	(62.37)	(54.31)	84.35	97.04	109.61
Net asset value per Redeemable Unit, beginning of year	1,313.04	1,281.77	1,330.76	1,394.29	1,344.14	1,385.07	1,309.94	1,247.10	1,275.46

Net asset value per Redeemable Unit, end of year	$1,311.75	$1,296.66	$1,356.37	$1,313.04	$1,281.77	$1,330.76	$1,394.29	$1,344.14	$1,385.07

	2019			2018			2017
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss**	(3.1)%	(1.8)%	(1.0)%	(3.3)%	(2.0)%	(1.3)%	(4.3)%	(3.0)%	(2.5)%

Operating expenses	5.0%	3.9%	3.2%	5.0%	3.7%	2.9%	5.0%	3.7%	3.3%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%

Total expenses	5.0%	3.9%	3.2%	5.0%	3.7%	2.9%	5.0%	3.7%	3.3%

Total return:
Total return before incentive fees	(0.1)%	1.2%	1.9%	(5.8)%	(4.6)%	(3.9)%	6.4%	7.8%	8.6%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(0.1)%	1.2%	1.9%	(5.8)%	(4.6)%	(3.9)%	6.4%	7.8%	8.6%

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

In the ordinary course of business, the Master enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Master. The General Partner considers the risk of any future obligation relating to these indemnifications to be remote.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2019 and 2018 are summarized below:

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Total investment income	$489,193	$730,041	$903,159	$968,047
Total expenses	(1,646,042)	(1,955,475)	(2,046,334)	(2,100,877)
Total trading results	(6,470,078)	13,009,289	(1,653,312)	1,904,173

Net income (loss)	$(7,626,927)	$11,783,855	$(2,796,487)	$771,343

Increase (decrease) in net asset value per Redeemable Unit of Class A	$(74.13)	$90.00	$(23.06)	$5.90

Increase (decrease) in net asset value per Redeemable Unit of Class D	$(68.99)	$92.68	$(18.60)	$9.80

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$(69.49)	$99.26	$(16.85)	$12.69

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Total investment income	$969,100	$905,165	$761,427	$673,146
Total expenses	(2,252,209)	(2,381,157)	(2,354,486)	(2,466,732)
Total trading results	(8,915,580)	2,759,250	8,350,896	(7,427,696)

Net income (loss)	$(10,198,689)	$1,283,258	$6,757,837	$(9,221,282)

Increase (decrease) in net asset value per Redeemable Unit of Class A	$(72.98)	$8.24	$45.66	$(62.17)

Increase (decrease) in net asset value per Redeemable Unit of Class D	$(67.01)	$12.21	$48.34	$(55.91)

Increase (decrease) in net asset value per Redeemable Unit of Class Z	$(66.94)	$15.25	$52.49	$(55.11)

To the Limited Partners of

CMF Winton Master L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
CMF Winton Master L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
855-672-4468

Report of Independent Registered Public Accounting Firm

To the General Partner of CMF Winton Master L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of CMF Winton Master L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and changes in its partners’ capital for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2020

CMF Winton Master L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
Assets:
Equity in trading accounts:
Unrestricted cash (Note 3c)	$182,012,280	$312,715,105
Restricted cash (Note 3c)	32,343,512	40,002,084

Total equity in trading accounts	214,355,792	352,717,189
Subscription receivable	-	261,448

Total assets	$214,355,792	$352,978,637

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$869,229	$5,670,226
Net unrealized depreciation on open forward contracts	2,050,966	2,569,275
Accrued expenses:
Professional fees	59,679	54,808
Redemptions payable (Note 6)	5,973,309	5,484,714

Total liabilities	8,953,183	13,779,023

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at December 31, 2019 and 2018	-	-
Limited Partners, 48,847.3360 and 83,051.1742 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	205,402,609	339,199,614

Total partners’ capital (net asset value)	205,402,609	339,199,614

Total liabilities and partners’ capital	$214,355,792	$352,978,637

Net asset value per Redeemable Unit	$4,204.99	$4,084.22

See accompanying notes to financial statements.

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2019

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	1,026	$816,084	0.40%
Energy	546	499,579	0.24
Grains	202	245,197	0.12
Indices	1,457	743,917	0.36
Interest Rates U.S.	452	(1,147,946)	(0.56)
Interest Rates Non-U.S.	1,986	(1,180,458)	(0.57)
Livestock	7	1,107	0.00 *
Metals	795	2,077,798	1.01
Softs	325	(242,815)	(0.12)

Total futures contracts purchased		1,812,463	0.88

Futures Contracts Sold
Currencies	1,365	(1,740,121)	(0.85)
Energy	759	978,732	0.48
Grains	859	(1,131,908)	(0.55)
Indices	292	(217,870)	(0.11)
Interest Rates U.S.	616	127,032	0.06
Interest Rates Non-U.S.	551	30,449	0.01
Livestock	48	(63,920)	(0.03)
Softs	465	(664,086)	(0.31)

Total futures contracts sold		(2,681,692)	(1.30)

Net unrealized depreciation on open futures contracts		$(869,229)	(0.42)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$83,027,986	$1,138,504	0.55%
Metals	430	1,781,416	0.87

Total unrealized appreciation on open forward contracts		2,919,920	1.42

Unrealized Depreciation on Open Forward Contracts
Currencies	$42,818,809	(710,829)	(0.35)
Metals	902	(4,260,057)	(2.07)

Total unrealized depreciation on open forward contracts		(4,970,886)	(2.42)

Net unrealized depreciation on open forward contracts		$(2,050,966)	(1.00)%

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

CMF Winton Master L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Investment Income:
Interest income	$5,224,593	$6,135,253	$3,078,471

Expenses:
Clearing fees (Note 3c)	409,265	478,287	516,048
Professional fees	63,091	68,276	63,880

Total expenses	472,356	546,563	579,928

Net investment income (loss)	4,752,237	5,588,690	2,498,543

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	3,191,069	15,134,005	35,560,324
Net change in unrealized gains (losses) on open contracts	5,424,107	(22,963,510)	5,616,917

Total trading results	8,615,176	(7,829,505)	41,177,241

Net income (loss)	$13,367,413	$(2,240,815)	$43,675,784

Net income (loss) per Redeemable Unit (Note 7)*	$197.80	$(50.14)	$439.86

Weighted average Redeemable Units outstanding	64,572.9128	88,119.2309	111,633.1886

*	Represents the change in net asset value per Redeemable Unit during the year before distribution of interest income to feeder funds.

See accompanying notes to financial statements.

CMF Winton Master L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2019, 2018 and 2017

Partners’
Capital
Partners’ Capital, December 31, 2016	$494,292,978
Subscriptions of 10,081.3978 Redeemable Units	38,351,561
Redemptions of 45,993.5526 Redeemable Units	(175,850,106)
Distribution of interest income to feeder funds	(2,821,910)
Net income (loss)	43,675,784

Partners’ Capital, December 31, 2017	397,648,307
Subscriptions of 4,839.4050 Redeemable Units	20,541,600
Redemptions of 16,489.7387 Redeemable Units	(71,055,673)
Distribution of interest income to feeder funds	(5,693,805)
Net income (loss)	(2,240,815)

Partners’ Capital, December 31, 2018	339,199,614
Subscriptions of 2,264.8719 Redeemable Units	10,071,391
Redemptions of 36,468.7101 Redeemable Units	(152,262,072)
Distribution of interest income to feeder funds	(4,973,737)
Net income (loss)	13,367,413

Partners’ Capital, December 31, 2019	$205,402,609

Net asset value per Redeemable Unit:

2017:	$4,198.97

2018:	$4,084.22

2019:	$4,204.99

See accompanying notes to financial statements.

CMF Winton Master L.P.

Notes to Financial Statements

1.	Organization:

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

On November 1, 2004 (commencement of trading operations), Ceres Orion L.P. (formerly, Orion Futures Fund L.P.) (“Orion”) allocated a portion of its capital to the Master. On July 1, 2005, Institutional Futures Portfolio L.P. (“Institutional Portfolio”) allocated a portion of its capital to the Master. On February 1, 2007, Ceres Abingdon L.P. (formerly, Managed Futures Premier Abingdon L.P.) (“Abingdon”) allocated a portion of its capital to the Master. On March 1, 2007, Global Futures Fund Ltd. (“Global Futures”) allocated a portion of its capital to the Master. On June 1, 2013, Managed Futures Custom Solutions Fund LP – Series A (formerly, Morgan Stanley Managed Futures Custom Solutions Fund LP – Series A) (“Custom Solutions”) allocated a portion of its capital to the Master. Effective July 31, 2017, Custom Solutions terminated operations and redeemed its investment in the Master. Effective December 31, 2017, Institutional Portfolio terminated operations and redeemed its investment in the Master. Effective July 31, 2019, Global Futures terminated operations and redeemed its investment in the Master. The Master permits commodity pools controlled by the General Partner and managed by Winton Capital Management Limited (the “Advisor”) pursuant to Diversified Macro Strategies (formerly, the Winton Futures Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

During the periods covered by this report, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) also was a foreign exchange forward contract counterparty for the Master. The Master deposited a portion of its cash in a non-trading bank account at JPMorgan.

As of December 31, 2019, the Master operated under a structure where its investors consisted of Orion and Abingdon (each a “Feeder,” and collectively, the “Funds”). References herein to a “Feeder” or the “Funds” may also include as relevant, reference to Institutional Portfolio, Global Futures and Custom Solutions. Orion and Abingdon each owned approximately 37.5% and 62.5% of the Master on December 31, 2019, respectively. Orion, Abingdon and Global Futures each owned approximately 45.1%, 53.9% and 1.0% of the Master on December 31, 2018, respectively.

CMF Winton Master L.P.

Notes to Financial Statements

The Master will be liquidated upon the first to occur of the following: December 31, 2024; or under certain other circumstances as set forth in the limited partnership agreement of the Master, as may be amended from time to time (the “Limited Partnership Agreement”).

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Master.

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

b.

Statement of Cash Flows. The Master has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2019, 2018 and 2017, the Master carried no debt and all of the Master’s investments were carried at fair value as classified as Level 1 or Level 2 measurements.

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

Master’s Cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $5,683,449 (cost of $5,580,696) and $2,271,393 (cost of $2,273,441) at December 31, 2019 and 2018, respectively.

d.

Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro-rata among the Funds at the time of such determination.

CMF Winton Master L.P.

Notes to Financial Statements

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The Master follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Master’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Master’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Master’s Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

f.

Investment Company Status. The Master has adopted Accounting Standards Update 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception. Accordingly, the Master follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Master’s Statements of Income and Expenses.

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

CMF Winton Master L.P.

Notes to Financial Statements

Under the Customer Agreement and the foreign exchange brokerage account agreement, the Master pays MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. The Master’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and/or JPMorgan, as applicable. At December 31, 2019 and 2018, the amount of restricted and unrestricted cash held by the Master for margin requirements was $32,343,512 and $40,002,084, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Customer Agreement may generally be terminated upon notice by either party.

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

The Customer Agreement and/or foreign exchange brokerage account agreement gives the Master the legal right to net unrealized gains and losses on open futures and open forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2019 and 2018 was 16,954 and 19,187, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2019 and 2018 was 1,569 and 1,769, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2019 and 2018 was $208,734,838 and $249,467,524, respectively.

CMF Winton Master L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2019 and 2018, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
MS&Co.
Futures	$6,198,249	$(6,198,249)	$-	$-	$-	$-
Forwards	1,781,416	(1,781,416)	-	-	-	-

	7,979,665	(7,979,665)	-	-	-	-
JPMorgan
Forwards	1,138,504	(710,829)	427,675	-	-	427,675

Total assets	$9,118,169	$(8,690,494)	$427,675	$-	$-	$427,675

Liabilities
MS&Co.
Futures	$(7,067,478)	$6,198,249	$(869,229)	$-	$869,229	$-
Forwards	(4,260,057)	1,781,416	(2,478,641)	-	2,478,641	-

	(11,327,535)	7,979,665	(3,347,870)	-	3,347,870	-
JPMorgan
Forwards	(710,829)	710,829	-	-	-	-

Total liabilities	$(12,038,364)	$8,690,494	$(3,347,870)	$-	$3,347,870	$-

Net fair value						$427,675	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Amount
Assets
MS&Co.
Futures	$12,642,665	$(12,642,665)	$-	$-	$-	$-
Forwards	1,579,370	(1,579,370)	-	-	-	-

	14,222,035	(14,222,035)	-	-	-	-
JPMorgan
Forwards	1,055,436	(813,774)	241,662	-	-	241,662

Total assets	$15,277,471	$(15,035,809)	$241,662	$-	$-	$241,662

Liabilities
MS&Co.
Futures	$(18,312,891)	$12,642,665	$(5,670,226)	$-	$5,670,226	$-
Forwards	(4,390,307)	1,579,370	(2,810,937)	-	2,810,937	-

	(22,703,198)	14,222,035	(8,481,163)	-	8,481,163	-
JPMorgan
Forwards	(813,774)	813,774	-	-	-	-

Total liabilities	$(23,516,972)	$15,035,809	$(8,481,163)	$-	$8,481,163	$-

Net fair value						$241,662	*

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

CMF Winton Master L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2019 and 2018, respectively.

	December 31, 2019
Assets
Futures Contracts
Currencies	$882,389
Energy	1,610,681
Grains	248,161
Indices	1,039,584
Interest Rates U.S.	133,188
Interest Rates Non-U.S.	119,694
Livestock	2,270
Metals	2,107,650
Softs	54,632

Total unrealized appreciation on open futures contracts	6,198,249

Liabilities
Futures Contracts
Currencies	(1,806,426)
Energy	(132,370)
Grains	(1,134,872)
Indices	(513,537)
Interest Rates U.S.	(1,154,102)
Interest Rates Non-U.S.	(1,269,703)
Livestock	(65,083)
Metals	(29,852)
Softs	(961,533)

Total unrealized depreciation on open futures contracts	(7,067,478)

Net unrealized depreciation on open futures contracts	$(869,229)	*

Assets
Forward Contracts
Currencies	$1,138,504
Metals	1,781,416

Total unrealized appreciation on open forward contracts	2,919,920

Liabilities
Forward Contracts
Currencies	(710,829)
Metals	(4,260,057)

Total unrealized depreciation on open forward contracts	(4,970,886)

Net unrealized depreciation on open forward contracts	$(2,050,966)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

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

CMF Winton Master L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2019, 2018 and 2017.

	2019		2018		2017
Sector
Currencies	$4,656,266		$(12,484,472)		$(13,714,137)
Energy	(10,686,351)		8,898,550		(4,386,443)
Grains	(308,440)		481,527		(1,197,928)
Indices	12,111,743		(6,885,705)		74,856,881
Interest Rates U.S.	4,810,834		(1,479,474)		(3,966,298)
Interest Rates Non-U.S.	10,692,977		6,143,844		(10,225,016)
Livestock	(4,471,808)		(1,000,858)		964,380
Metals	(7,074,185)		(3,688,505)		(4,610,063)
Softs	(1,115,860)		2,185,588		3,455,865

Total	$8,615,176	***	$(7,829,505)	***	$41,177,241	***

***	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures, exchange-traded swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2019 and 2018, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

CMF Winton Master L.P.

Notes to Financial Statements

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,198,249	$6,198,249	$-	$-
Forwards	2,919,920	-	2,919,920	-

Total assets	$9,118,169	$6,198,249	$2,919,920	$-

Liabilities
Futures	$7,067,478	$7,067,478	$-	$-
Forwards	4,970,886	-	4,970,886	-

Total liabilities	$12,038,364	$7,067,478	$4,970,886	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$12,642,665	$12,642,665	$-	$-
Forwards	2,634,806	-	2,634,806	-

Total assets	$15,277,471	$12,642,665	$2,634,806	$-

Liabilities
Futures	$18,312,891	$18,312,891	$-	$-
Forwards	5,204,081	-	5,204,081	-

Total liabilities	$23,516,972	$18,312,891	$5,204,081	$-

6.	Subscriptions, Distributions and Redemptions:

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

CMF Winton Master L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$124.21	$(113.56)	$417.48
Net investment income (loss)	73.59	63.42	22.38

Increase (decrease) for the year	197.80	(50.14)	439.86
Distribution of interest income to feeder funds	(77.03)	(64.61)	(25.28)
Net asset value per Redeemable Unit, beginning of year	4,084.22	4,198.97	3,784.39

Net asset value per Redeemable Unit, end of year	$4,204.99	$4,084.22	$4,198.97

Ratios to Average Limited Partners’ Capital:
Net investment income (loss)**	1.7%	1.5%	0.6%

Operating expenses	0.2%	0.1%	0.1%

Total return	4.8%	(1.2)%	11.6%

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

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 11.7 % to 32.4% of the Master’s contracts are traded OTC.

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

CMF Winton Master L.P.

Notes to Financial Statements

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

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

In the ordinary course of business, the Master enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Master. The General Partner considers the risk of any future obligation relating to these indemnifications to be remote.

9.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through March 19, 2020, the date the financial statements were available to be issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Master for the years ended December 31, 2019 and 2018 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2019 to	July 1, 2019 to	April 1, 2019 to	January 1, 2019 to
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

Total investment income	$788,669	$1,090,278	$1,574,760	$1,770,886
Total expenses	(93,475)	(137,836)	(136,013)	(105,032)
Total trading results	(10,342,352)	18,538,483	(2,818,288)	3,237,333

Net income (loss)	$(9,647,158)	$19,490,925	$(1,379,541)	$4,903,187

Increase (decrease) in net asset value per Redeemable Unit	$(183.28)	$336.84	$(23.03)	$67.27

	For the period from	For the period from	For the period from	For the period from
	October 1, 2018 to	July 1, 2018 to	April 1, 2018 to	January 1, 2018 to
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

Total investment income	$1,813,821	$1,679,291	$1,395,806	$1,246,335
Total expenses	(116,205)	(156,512)	(124,262)	(149,584)
Total trading results	(16,532,772)	5,093,658	15,346,120	(11,736,511)

Net income (loss)	$(14,835,156)	$6,616,437	$16,617,664	$(10,639,760)

Increase (decrease) in net asset value per Redeemable Unit	$(176.62)	$76.26	$188.92	$(138.70)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 51, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 48, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 52, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 61, has been a director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2020, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2019:

		(3) Amount and
		Nature of
	(2) Name of	Beneficial	(4) Percent of
(1) Title of Class	Beneficial Owner	Ownership	Class
Class Z Redeemable Units	General Partner	1,072.8890	85.1%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2019 and 2018 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019	$79,882
2018	$76,235

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2019 and 2018 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2019 and 2018.

Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017.

Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017.

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

4.1	Description of Securities (filed herewith).

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

Ceres Abingdon L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President and Director Date: March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2020	Date: March 26, 2020

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Estuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2020
Date: March 26, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.