Form 10-Q
period 2020-03-31
CERES ABINGDON L.P.
filed 2020-05-11
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes    No X

As of April 30, 2020, there were 79,271.3757 Limited Partnership Class A Redeemable Units outstanding 4,532.8096 Limited Partnership Class D Redeemable Units outstanding and 187.2652 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Abingdon L.P.

Statements of Financial Condition

	March 31, 2020 (Unaudited)	December 31, 2019

Assets:
Investment in the Master(1), at fair value	$99,434,279	$128,504,409
Redemptions receivable from the Master	10,512,733	1,274,473
Cash at MS&Co.	327,629	340,290

Total assets	$110,274,641	$130,119,172

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$175,926	$207,853
Management fees	137,325	162,062
General Partner fees	91,550	108,041
Professional fees	238,588	261,695
Redemptions payable to Limited Partners	10,083,308	761,466

Total liabilities	10,726,697	1,501,117

Partners’ Capital:
General Partner, Class Z, 1,072.8890 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	1,271,477	1,455,237
Limited Partners, Class A, 81,489.7247 and 92,267.0207 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively	92,928,850	121,031,295
Limited Partners, Class D, 4,532.8096 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	5,125,690	5,877,521
Limited Partners, Class Z, 187.2652 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	221,927	254,002

Total partners’ capital (net asset value)	99,547,944	128,618,055

Total liabilities and partners’ capital	$110,274,641	$130,119,172

Net asset value per Redeemable Unit:
Class A	$1,140.38	$1,311.75

Class D	$1,130.80	$1,296.66

Class Z	$1,185.10	$1,356.37

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income:
Interest income allocated from the Master	$332,981	$968,047

Expenses:
Expenses allocated from the Master	88,430	57,373
Ongoing selling agent fees	571,623	805,200
Management fees	446,038	668,839
General Partner fees	297,359	445,893
Professional fees	83,914	123,572

Total expenses	1,487,364	2,100,877

Net investment loss	(1,154,383)	(1,132,830)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(18,550,738)	(7,142,077)
Net change in unrealized gains (losses) on open contracts allocated from the Master	3,160,971	9,046,250

Total trading results	(15,389,767)	1,904,173

Net income (loss)	$(16,544,150)	$771,343

Net income (loss) per Redeemable Unit:*
Class A	$(171.37)	$5.90

Class D	$(165.86)	$9.80

Class Z	$(171.27)	$12.69

Weighted average Redeemable Units outstanding:
Class A	91,303.3837	117,014.6150

Class D	4,532.8096	17,913.2276

Class Z	1,260.1542	2,672.3182

*         Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$156,601,179	119,266.5507	$22,960,575	17,913.2276	$3,556,205	2,672.3182	$183,117,959	139,852.0965
Subscriptions - Limited Partners	200,000	156.1940	-	-	-	-	200,000	156.1940
Redemptions - Limited Partners	(9,962,378)	(7,665.7400)	-	-	-	-	(9,962,378)	(7,665.7400)
Net income (loss)	561,827	-	175,586	-	33,930	-	771,343	-

Partners’ Capital, March 31, 2019	$147,400,628	111,757.0047	$23,136,161	17,913.2276	$3,590,135	2,672.3182	$174,126,924	132,342.5505

Partners’ Capital, December 31, 2019	$121,031,295	92,267.0207	$5,877,521	4,532.8096	$1,709,239	1,260.1542	$128,618,055	98,059.9845
Redemptions - Limited Partners	(12,525,961)	(10,777.2960)	-	-	-	-	(12,525,961)	(10,777.2960)
Net income (loss)	(15,576,484)	-	(751,831)	-	(215,835)	-	(16,544,150)	-

Partners’ Capital, March 31, 2020	$92,928,850	81,489.7247	$5,125,690	4,532.8096	$1,493,404	1,260.1542	$99,547,944	87,282.6885

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. As of March 31, 2020, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the reporting periods ended March 31, 2020 and 2019, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward contract counterparty for the Master.

On February 1, 2007, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York, having the same investment objective as the Partnership. The Master permits accounts managed by the Advisor pursuant to Diversified Macro Strategies (formerly, the Winton Futures Program), the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to limited partners as a result of the investment in the Master are approximately the same as if the Partnership traded directly, and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to the Advisor at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2020.

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

At March 31, 2020 and December 31, 2019, the Partnership owned approximately 70.4% and 62.5%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and non-U.S. commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2020, and the results of its operations and the changes in partners’ capital for the three months ended March 31, 2020 and 2019. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2020 and 2019, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co and/or JPMorgan, as applicable. At March 31, 2020 and December 31, 2019, the amount of cash held for margin requirements was $17,468,285 and $32,343,512, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $4,150,692 (cost of $4,009,487) and $5,683,449 (cost of $5,580,696) as of March 31, 2020 and December 31, 2019, respectively.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2020 and December 31, 2019 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2020 and 2019 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	March 31, 2020 (Unaudited)	December 31, 2019

Assets:
Equity in trading accounts:
Unrestricted cash	$149,902,541	$182,012,280
Restricted cash	17,468,285	32,343,512
Net unrealized appreciation on open futures contracts	1,233,844	-
Net unrealized appreciation on open forward contracts	444,797	-

Total equity in trading accounts	169,049,467	214,355,792

Total assets	$169,049,467	$214,355,792

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$869,229
Net unrealized depreciation on open forward contracts	-	2,050,966
Accrued expenses:
Professional fees	66,180	59,679
Redemptions payable	27,747,627	5,973,309

Total liabilities	27,813,807	8,953,183

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	-	-
Limited Partners, 38,277.3364 and 48,847.3360 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively	141,235,660	205,402,609

Total partners’ capital (net asset value)	141,235,660	205,402,609

Total liabilities and partners’ capital	$169,049,467	$214,355,792

Net asset value per Redeemable Unit	$3,689.80	$4,204.99

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	277	$(357,540)	(0.25)%
Grains	4	517	0.00 *
Indices	32	157,200	0.11
Interest Rates U.S.	143	1,124,374	0.80
Interest Rates Non-U.S.	1,384	(117,809)	(0.09)
Metals	113	(80,262)	(0.06)
Softs	169	(424,537)	(0.30)

Total futures contracts purchased		301,943	0.21

Futures Contracts Sold
Currencies	672	590,843	0.42
Energy	454	1,155,646	0.82
Grains	663	(320,691)	(0.24)
Indices	216	(414,297)	(0.29)
Interest Rates U.S.	54	(194,117)	(0.14)
Interest Rates Non-U.S.	355	(102,765)	(0.07)
Livestock	220	256,720	0.18
Metals	128	(360,020)	(0.25)
Softs	356	320,582	0.23

Total futures contracts sold		931,901	0.66

Net unrealized appreciation on open futures contracts		$1,233,844	0.87%

Unrealized Appreciation on Open Forward Contracts
Currencies	$53,810,316	$2,015,890	1.43%
Metals	1,150	8,517,270	6.03

Total unrealized appreciation on open forward contracts		10,533,160	7.46

Unrealized Depreciation on Open Forward Contracts
Currencies	$102,724,644	(3,982,883)	(2.83)
Metals	613	(6,105,480)	(4.32)

Total unrealized depreciation on open forward contracts		(10,088,363)	(7.15)

Net unrealized appreciation on open forward contracts		$444,797	0.31%

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

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Investment Income:
Interest income	$526,273	$1,770,886

Expenses:
Clearing fees	117,667	89,282
Professional fees	21,000	15,750

Total expenses	138,667	105,032

Net investment income (loss)	387,606	1,665,854

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(28,591,076)	(13,387,345)
Net change in unrealized gains (losses) on open contracts	4,637,288	16,624,678

Total trading results	(23,953,788)	3,237,333

Net income (loss)	(23,566,182)	4,903,187
Subscriptions - Limited Partners	-	932,964
Redemptions - Limited Partners	(40,111,052)	(34,865,572)
Distribution of interest income to feeder funds	(489,715)	(1,718,739)
Net increase (decrease) in Partners’ Capital	(64,166,949)	(30,748,160)
Partners’ Capital, beginning of period	205,402,609	339,199,614

Partners’ Capital, end of period	$141,235,660	$308,451,454

Net asset value per Redeemable Unit (38,277.3364 and 74,682.3046 Redeemable Units outstanding at March 31, 2020 and 2019, respectively)	$3,689.80	$4,130.18

Net income (loss) per Redeemable Unit*	$(504.86)	$67.27

Weighted average Redeemable Units outstanding	47,391.1239	80,663.7625

* Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	2020			2019
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(159.22)	$(157.63)	$(165.03)	$14.80	$14.53	$15.13
Net investment loss	(12.15)	(8.23)	(6.24)	(8.90)	(4.73)	(2.44)

Increase (decrease) for the period	(171.37)	(165.86)	(171.27)	5.90	9.80	12.69
Net asset value per Redeemable Unit, beginning of period	1,311.75	1,296.66	1,356.37	1,313.04	1,281.77	1,330.76

Net asset value per Redeemable Unit, end of period	$1,140.38	$1,130.80	$1,185.10	$1,318.94	$1,291.57	$1,343.45

	Three Months Ended
	March 31,
	2020			2019
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.0)%	(2.7)%	(1.9)%	(2.8)%	(1.5)%	(0.7)%

Operating expenses	5.2%	3.8%	3.0%	5.0%	3.7%	2.9%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.2%	3.8%	3.0%	5.0%	3.7%	2.9%

Total return:
Total return before incentive fees	(13.1)%	(12.8)%	(12.6)%	0.4%	0.8%	1.0%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(13.1)%	(12.8)%	(12.6)%	0.4%	0.8%	1.0%

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2020	2019

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(513.04)	$46.62
Net investment income (loss)	8.18	20.65

Increase (decrease) for the period	(504.86)	67.27
Distribution of interest income to feeder funds	(10.33)	(21.31)
Net asset value per Redeemable Unit, beginning of period	4,204.99	4,084.22

Net asset value per Redeemable Unit, end of period	$3,689.80	$4,130.18

	Three Months Ended
	March 31,
	2020	2019
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	0.8%	2.1%

Operating expenses	0.3%	0.1%

Total return	(12.0)%	1.6%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2020 and 2019 was 9,436 and 15,907, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended March 31, 2020 and 2019 was 1,548 and 1,645, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended March 31, 2020 and 2019 was $145,771,349 and $197,176,705, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of March 31, 2020 and December 31, 2019, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
March 31, 2020	Recognized	Condition	Condition	Instruments	Pledged*	Amount

Assets
MS&Co.
Futures	$5,734,172	$(4,500,328)	$1,233,844	$-	$-	$1,233,844
Forwards	8,517,270	(6,105,480)	2,411,790	-	-	2,411,790

	14,251,442	(10,605,808)	3,645,634	-	-	3,645,634
JPMorgan
Forwards	2,015,890	(2,015,890)	-	-	-	-

Total assets	$16,267,332	$(12,621,698)	$3,645,634	$-	$-	$3,645,634

Liabilities
MS&Co.
Futures	$(4,500,328)	$4,500,328	$-	$-	$-	$-
Forwards	(6,105,480)	6,105,480	-	-	-	-

	(10,605,808)	10,605,808	-	-	-	-
JPMorgan
Forwards	(3,982,883)	2,015,890	(1,966,993)	-	1,966,993	-

Total liabilities	$(14,588,691)	$12,621,698	$(1,966,993)	$-	$1,966,993	$-

Net fair value						$3,645,634	*

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/	Net
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Amount

Assets
MS&Co.
Futures	$6,198,249	$(6,198,249)	$-	$-	$-	$-
Forwards	1,781,416	(1,781,416)	-	-	-	-

	7,979,665	(7,979,665)	-	-	-	-
JPMorgan
Forwards	1,138,504	(710,829)	427,675	-	-	427,675

Total assets	$9,118,169	$(8,690,494)	$427,675	$-	$-	$427,675

Liabilities
MS&Co.
Futures	$(7,067,478)	$6,198,249	$(869,229)	$-	$869,229	$-
Forwards	(4,260,057)	1,781,416	(2,478,641)	-	2,478,641	-

	(11,327,535)	7,979,665	(3,347,870)	-	3,347,870	-
JPMorgan
Forwards	(710,829)	710,829	-	-	-	-
Total liabilities	$(12,038,364)	$8,690,494	$(3,347,870)	$-	$3,347,870	$-

Net fair value						$427,675	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and a counterparty to certain of the Master’s non-exchange-traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Master’s non-exchange-traded contracts, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

The Master has netting agreements with both MS&Co. and JPMorgan. The “Net unrealized appreciation on open forward contracts” and “Net unrealized depreciation on open forward contracts” as presented on the Statements of Financial Condition, as applicable, is the net of the amounts presented in the tables above for MS&Co. and JPMorgan.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2020 and December 31, 2019, respectively.

	March 31,
	2020
Assets
Futures Contracts
Currencies	$1,315,677
Energy	1,222,420
Grains	201,404
Indices	168,228
Interest Rates U.S.	1,124,405
Interest Rates Non-U.S.	592,698
Livestock	398,408
Metals	155,265
Softs	555,667

Total unrealized appreciation on open futures contracts	5,734,172

Liabilities
Futures Contracts
Currencies	(1,082,374)
Energy	(66,774)
Grains	(521,578)
Indices	(425,325)
Interest Rates U.S.	(194,148)
Interest Rates Non-U.S.	(813,272)
Livestock	(141,688)
Metals	(595,547)
Softs	(659,622)

Total unrealized depreciation on open futures contracts	(4,500,328)

Net unrealized appreciation on open futures contracts	$1,233,844	*

Assets
Forward Contracts
Currencies	$2,015,890
Metals	8,517,270

Total unrealized appreciation on open forward contracts	10,533,160

Liabilities
Forward Contracts
Currencies	(3,982,883)
Metals	(6,105,480)

Total unrealized depreciation on open forward contracts	(10,088,363)

Net unrealized appreciation on open forward contracts	$444,797	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020		2019
Sector
Currencies	$(6,706,169)		$1,028,205
Energy	(3,803,142)		(6,833,697)
Grains	493,619		3,420,567
Indices	(17,414,130)		3,567,356
Interest Rates U.S.	3,986,866		237,116
Interest Rates Non-U.S.	(736,133)		3,319,930
Livestock	1,236,615		(983,460)
Metals	1,055,222		(1,176,605)
Softs	(2,066,536)		657,921

Total	$(23,953,788)	***	$3,237,333	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2020 and December 31, 2019 and for the periods ended March 31, 2020 and 2019, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

March 31, 2020	Total	Level 1	Level 2	Level 3

Assets
Futures	$5,734,172	$5,734,172	$-	$-
Forwards	10,533,160	-	10,533,160	-

Total assets	$16,267,332	$5,734,172	$10,533,160	$-

Liabilities
Futures	$4,500,328	$4,500,328	$-	$-
Forwards	10,088,363	-	10,088,363	-

Total liabilities	$14,588,691	$4,500,328	$10,088,363	$-

December 31, 2019	Total	Level 1	Level 2	Level 3

Assets
Futures	$6,198,249	$6,198,249	$-	$-
Forwards	2,919,920	-	2,919,920	-

Total assets	$9,118,169	$6,198,249	$2,919,920	$-

Liabilities
Futures	$7,067,478	$7,067,478	$-	$-
Forwards	4,970,886	-	4,970,886	-

Total liabilities	$12,038,364	$7,067,478	$4,970,886	$-

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 18.7% to 31.9% of the Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co., MS&Co. affiliates and/or JPMorgan are or were counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its subscriptions receivable and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2020.

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

For the three months ended March 31, 2020, Partnership capital decreased 22.6% from $128,618,055 to $99,547,944. This decrease was attributable to redemptions of 10,777.2960 Redeemable Units of Class A totaling $12,525,961 and a net loss of $16,544,150.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2020, the Master’s capital decreased 31.2% from $205,402,609 to $141,235,660. This decrease was attributable to redemptions of 10,569.9996 units totaling $40,111,052, distributions of interest income to feeder funds totaling $489,715 and a net loss of $23,566,182. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2020, the net asset value per Redeemable Unit for Class A decreased 13.1% from $1,311.75 to $1,140.38, as compared to an increase of 0.4% in the first quarter of 2019. During the Partnership’s first quarter of 2020, the net asset value per Redeemable Unit for Class D decreased 12.8% from $1,296.66 to $1,130.80, as compared to an increase of 0.8% in the first quarter of 2019. During the Partnership’s first quarter of 2020, the net asset value per Redeemable Unit for Class Z decreased 12.6% from $1,356.37 to $1,185.10, as compared to an increase of 1.0% in the first quarter of 2019. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2020 of $15,389,767. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, non-U.S. interest rates and softs and were partially offset by gains in grains, U.S. interest rates, livestock and metals. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2019 of $1,904,173. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and metals.

The most notable losses were incurred during February and March from long positions in European, U.S., and Asian equity index futures as equity prices fell at historic rates due to investor panic amid the COVID-19 coronavirus. In the currency markets, losses were incurred primarily during March from short positions in the British pound and long positions in the Mexican peso versus the U.S. dollar as the value of the dollar fluctuated throughout the month. Smaller currency losses were recorded from positions in several emerging market currencies, as well as in the Canadian dollar. In the energy markets, losses were incurred during January and February from long positions in crude oil and its related products as prices declined as fears about a full-blown conflict between the U.S. and Iran subsided. Gains in natural gas throughout the quarter modestly mitigated such losses. In the agricultural markets, losses were recorded during March from positions in both the grains and soft commodity markets. The Partnership’s overall trading losses for the quarter were partially offset by trading gains recorded during January and February within the global interest rate sector from long positions in global bond futures as investors sought out safe-haven investments. Within the metals sector, gains were experienced during March from long positions in gold futures and short positions in industrial metals.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three months ended March 31, 2020 decreased by $635,066, as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower interest rates and average net assets during the three months ended March 31, 2020 as compared to the corresponding period in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2020 decreased by $233,577, as compared to the corresponding period in 2019. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2020 decreased by $222,801, as compared to the corresponding period in 2019. The decrease in management fees was due to lower average net assets per Class during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2020 decreased by $148,534, as compared to the corresponding period in 2019. The decrease in General Partner fees was due to lower average net assets per Class during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2020 and 2019. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and may allocate assets to additional advisors at any time.

For additional disclosures about operational and financial risk related to the COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in this Form 10-Q.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended March 31, 2020 and for the twelve months ended December 31, 2019. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, the Master’s total capitalization was $141,235,660 and the Partnership owned approximately 70.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2020 was as follows:

	March 31, 2020

			Three Months Ended March 31, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,919,490	3.48%	$10,239,542	$4,919,490	$9,173,749
Energy	1,437,369	1.02	3,921,525	915,394	2,282,381
Grains	821,255	0.58	2,185,506	821,255	1,429,738
Indices	1,456,247	1.03	6,100,469	1,184,188	4,876,376
Interest Rates U.S.	654,124	0.46	1,369,793	458,802	655,083
Interest Rates Non-U.S.	1,290,556	0.91	1,636,767	732,829	997,094
Livestock	556,435	0.39	622,655	83,525	242,701
Metals	3,258,689	2.31	7,122,912	3,251,083	4,885,337
Softs	937,584	0.66	1,859,318	937,584	1,394,842

Total	$15,331,749	10.84%

* Average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2020, there were no subscriptions. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

(d) Maximum
Number (or
			(c) Total	Approximate
			Number of	Dollar Value)
			Redeemable	of
			Units	Redeemable
	Class A (a)		Purchased	Units that
	Total	Class A (b)	as Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Redeemable	Price Paid	Announced	Under the
	Units	per	Plans or	Plans or
Period	Purchased*	Redeemable Unit**	Programs	Programs
January 1, 2020 - January 31, 2020	955.6750	$ 1,297.56	N/A	N/A
February 1, 2020 - February 29, 2020	979.5610	$ 1,227.70	N/A	N/A
March 1, 2020 - March 31, 2020	8,842.0600	$ 1,140.38	N/A	N/A
	10,777.2960	$ 1,162.25

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

Item 3. Defaults Upon Senior Securities. – None.

Item 4. Mine Safety Disclosures. – Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to March 31, 2020 could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: May 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.