Form 10-Q
period 2020-06-30
CERES ABINGDON L.P.
filed 2020-08-11
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes       No X

As of July 31, 2020, there were 59,816.0157 Limited Partnership Class A Redeemable Units outstanding, 2,497.8096 Limited Partnership Class D Redeemable Units outstanding and 124.1222 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Abingdon L.P.

Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019

Assets:
Investment in the Master(1) , at fair value	$75,093,566	$128,504,409
Redemptions receivable from the Master	3,767,154	1,274,473
Cash at MS&Co.	311,712	340,290

Total assets	$79,172,432	$130,119,172

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$125,441	$207,853
Management fees	98,536	162,062
General Partner fees	65,691	108,041
Professional fees	217,958	261,695
Redemptions payable to Limited Partners	3,457,594	761,466

Total liabilities	3,965,220	1,501,117

Partners’ Capital:
General Partner, Class Z, 1,072.8890 Redeemable Units outstanding at June 30, 2020 and December 31, 2019	1,128,531	1,455,237
Limited Partners, Class A, 69,292.8597 and 92,267.0207 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	69,784,912	121,031,295
Limited Partners, Class D, 4,155.8096 and 4,532.8096 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	4,163,210	5,877,521
Limited Partners, Class Z, 124.1222 and 187.2652 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	130,559	254,002

Total partners’ capital (net asset value)	75,207,212	128,618,055

Total liabilities and partners’ capital	$79,172,432	$130,119,172

Net asset value per Redeemable Unit:
Class A	$1,007.10	$1,311.75

Class D	$1,001.78	$1,296.66

Class Z	$1,051.86	$1,356.37

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income allocated from the Master	$22,135	$903,159	$355,116	$1,871,206

Expenses:
Expenses allocated from the Master	54,651	77,789	143,081	135,162
Ongoing selling agent fees	427,165	772,242	998,788	1,577,442
Management fees	335,224	644,809	781,262	1,313,648
General Partner fees	223,482	429,873	520,841	875,766
Professional fees	63,751	121,621	147,665	245,193

Total expenses	1,104,273	2,046,334	2,591,637	4,147,211

Net investment loss	(1,082,138)	(1,143,175)	(2,236,521)	(2,276,005)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(7,314,960)	(855,277)	(25,865,698)	(7,997,354)
Net change in unrealized gains (losses) on open contracts allocated from the Master	(2,578,452)	(798,035)	582,519	8,248,215

Total trading results	(9,893,412)	(1,653,312)	(25,283,179)	250,861

Net income (loss)	$(10,975,550)	$(2,796,487)	$(27,519,700)	$(2,025,144)

Net income (loss) per Redeemable Unit:*
Class A	$(133.28)	$(23.06)	$(304.65)	$(17.16)

Class D	$(129.02)	$(18.60)	$(294.88)	$(8.80)

Class Z	$(133.24)	$(16.85)	$(304.51)	$(4.16)

Weighted average Redeemable Units outstanding:
Class A	77,820.3557	109,616.2167	84,561.8697	113,315.4159

Class D	4,407.1429	17,913.2276	4,469.9763	17,913.2276

Class Z	1,247.4399	2,505.1545	1,253.7970	2,588.7364

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$156,601,179	119,266.5507	$22,960,575	17,913.2276	$3,556,205	2,672.3182	$183,117,959	139,852.0965
Subscriptions - Limited Partners	274,653	211.0500	-	-	-	-	274,653	211.0500
Redemptions - General Partner	-	-	-	-	(225,013)	(162.0550)	(225,013)	(162.0550)
Redemptions - Limited Partners	(19,624,336)	(15,005.6500)	-	-	(237,354)	(177.3810)	(19,861,690)	(15,183.0310)
Net income (loss)	(1,868,507)	-	(157,592)	-	955	-	(2,025,144)	-

Partners’ Capital, June 30, 2019	$135,382,989	104,471.9507	$22,802,983	17,913.2276	$3,094,793	2,332.8822	$161,280,765	124,718.0605

Partners’ Capital, March 31, 2019	$147,400,628	111,757.0047	$23,136,161	17,913.2276	$3,590,135	2,672.3182	$174,126,924	132,342.5505
Subscriptions - Limited Partners	74,653	54.8560	-	-	-	-	74,653	54.8560
Redemptions - General Partner	-	-	-	-	(225,013)	(162.0550)	(225,013)	(162.0550)
Redemptions - Limited Partners	(9,661,958)	(7,339.9100)	-	-	(237,354)	(177.3810)	(9,899,312)	(7,517.2910)
Net income (loss)	(2,430,334)	-	(333,178)	-	(32,975)	-	(2,796,487)	-

Partners’ Capital, June 30, 2019	$135,382,989	104,471.9507	$22,802,983	17,913.2276	$3,094,793	2,332.8822	$161,280,765	124,718.0605

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$121,031,295	92,267.0207	$5,877,521	4,532.8096	$1,709,239	1,260.1542	$128,618,055	98,059.9845
Redemptions - Limited Partners	(25,426,190)	(22,974.1610)	(396,555)	(377.0000)	(68,398)	(63.1430)	(25,891,143)	(23,414.3040)
Net income (loss)	(25,820,193)	-	(1,317,756)	-	(381,751)	-	(27,519,700)	-

Partners’ Capital, June 30, 2020	$69,784,912	69,292.8597	$4,163,210	4,155.8096	$1,259,090	1,197.0112	$75,207,212	74,645.6805

Partners’ Capital, March 31, 2020	$92,928,850	81,489.7247	$5,125,690	4,532.8096	$1,493,404	1,260.1542	$99,547,944	87,282.6885
Redemptions - Limited Partners	(12,900,229)	(12,196.8650)	(396,555)	(377.0000)	(68,398)	(63.1430)	(13,365,182)	(12,637.0080)
Net income (loss)	(10,243,709)	-	(565,925)	-	(165,916)	-	(10,975,550)	-

Partners’ Capital, June 30, 2020	$69,784,912	69,292.8597	$4,163,210	4,155.8096	$1,259,090	1,197.0112	$75,207,212	74,645.6805

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. As of June 30, 2020, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the reporting periods ended June 30, 2020 and 2019, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward contract counterparty for the Master.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2020.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee. As of June 30, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12th of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

Management fees, ongoing selling agent fees, the General Partner fee and incentive fees are charged at the Partnership level. Clearing fees are borne by the Master and allocated to the Partnerships’ limited partners. Professional fees are borne by the Master and allocated to the Partnership.

At June 30, 2020 and December 31, 2019, the Partnership owned approximately 82.3% and 62.5%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and non-U.S. commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2020, and the results of its operations and the changes in partners’ capital for the three and six months ended June 30, 2020 and 2019. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2020 and 2019, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co and/or JPMorgan, as applicable. At June 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $15,535,203 and $32,343,512, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $4,198,825 (cost of $4,093,997) and $5,683,449 (cost of $5,580,696) as of June 30, 2020 and December 31, 2019, respectively.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2020 and December 31, 2019 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2020 and 2019 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019

Assets:
Equity in trading accounts:
Unrestricted cash	$85,272,081	$182,012,280
Restricted cash	15,535,203	32,343,512

Total equity in trading accounts	100,807,284	214,355,792

Total assets	$100,807,284	$214,355,792

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$369,412	$869,229
Net unrealized depreciation on open forward contracts	2,104,168	2,050,966
Accrued expenses:
Professional fees	66,179	59,679
Redemptions payable	6,991,722	5,973,309

Total liabilities	9,531,481	8,953,183

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at June 30, 2020 and December 31, 2019	-	-
Limited Partners, 27,686.9511 and 48,847.3360 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	91,275,803	205,402,609

Total partners’ capital (net asset value)	91,275,803	205,402,609

Total liabilities and partners’ capital	$100,807,284	$214,355,792

Net asset value per Redeemable Unit	$3,296.71	$4,204.99

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

June 30, 2020

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	206	$(180,160)	(0.20)%
Energy	1	-	0.00 *
Grains	30	(5,962)	(0.01)
Indices	8	24,483	0.03
Interest Rates U.S.	293	168,320	0.19
Interest Rates Non-U.S.	3,012	714,755	0.78
Livestock	4	(213)	(0.00) *
Metals	71	9,587	0.01
Softs	107	(265,282)	(0.29)

Total futures contracts purchased		465,528	0.51

Futures Contracts Sold
Currencies	348	441,083	0.48
Energy	581	(744,249)	(0.82)
Grains	535	(93,549)	(0.10)
Indices	391	(71,229)	(0.08)
Interest Rates Non-U.S.	58	(94)	(0.00) *
Livestock	24	31,140	0.03
Metals	138	(375,315)	(0.40)
Softs	418	(22,727)	(0.02)

Total futures contracts sold		(834,940)	(0.91)

Net unrealized depreciation on open futures contracts		$(369,412)	(0.40)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$16,436,878	$293,390	0.32%
Metals	477	1,488,855	1.63

Total unrealized appreciation on open forward contracts		1,782,245	1.95

Unrealized Depreciation on Open Forward Contracts
Currencies	$22,606,652	(597,441)	(0.66)
Metals	729	(3,288,972)	(3.60)

Total unrealized depreciation on open forward contracts		(3,886,413)	(4.26)

Net unrealized depreciation on open forward contracts		$(2,104,168)	(2.31)%

* Due to rounding.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

December 31, 2019

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	1,026	$816,084	0.40%
Energy	546	499,579	0.24
Grains	202	245,197	0.12
Indices	1,457	743,917	0.36
Interest Rates U.S.	452	(1,147,946)	(0.56)
Interest Rates Non-U.S.	1,986	(1,180,458)	(0.57)
Livestock	7	1,107	0.00 *
Metals	795	2,077,798	1.01
Softs	325	(242,815)	(0.12)

Total futures contracts purchased		1,812,463	0.88

Futures Contracts Sold
Currencies	1,365	(1,740,121)	(0.85)
Energy	759	978,732	0.48
Grains	859	(1,131,908)	(0.55)
Indices	292	(217,870)	(0.11)
Interest Rates U.S.	616	127,032	0.06
Interest Rates Non-U.S.	551	30,449	0.01
Livestock	48	(63,920)	(0.03)
Softs	465	(664,086)	(0.31)

Total futures contracts sold		(2,681,692)	(1.30)

Net unrealized depreciation on open futures contracts		$(869,229)	(0.42)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$83,027,986	$1,138,504	0.55%
Metals	430	1,781,416	0.87

Total unrealized appreciation on open forward contracts		2,919,920	1.42

Unrealized Depreciation on Open Forward Contracts
Currencies	$42,818,89	(710,829)	(0.35)
Metals	902	(4,260,057)	(2.07)

Total unrealized depreciation on open forward contracts		(4,970,886)	(2.42)

Net unrealized depreciation on open forward contracts		$(2,050,966)	(1.00)%

* Due to rounding.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$30,345	$1,574,760	$556,618	$3,345,646

Expenses:
Clearing fees	57,697	120,263	175,364	209,545
Professional fees	15,750	15,750	36,750	31,500

Total expenses	73,447	136,013	212,114	241,045

Net investment income (loss)	(43,102)	1,438,747	344,504	3,104,601

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(9,294,625)	(1,525,395)	(37,885,701)	(14,912,740)
Net change in unrealized gains (losses) on open contracts	(4,188,598)	(1,292,893)	448,690	15,331,785

Total trading results	(13,483,223)	(2,818,288)	(37,437,011)	419,045

Net income (loss)	(13,526,325)	(1,379,541)	(37,092,507)	3,523,646
Subscriptions - Limited Partners	266,936	74,653	266,936	1,007,617
Redemptions - Limited Partners	(36,675,218)	(33,092,661)	(76,786,270)	(67,958,233)
Distribution of interest income to feeder funds	(25,250)	(1,503,035)	(514,965)	(3,221,774)

Net increase (decrease) in Partners’ Capital	(49,959,857)	(35,900,584)	(114,126,806)	(66,648,744)
Partners’ Capital, beginning of period	141,235,660	308,451,454	205,402,609	339,199,614

Partners’ Capital, end of period	$91,275,803	$272,550,870	$91,275,803	$272,550,870

Net asset value per Redeemable Unit (27,686.9511 and 66,698.4049 Redeemable Units outstanding at June 30, 2020 and 2019, respectively)	$3,296.71	$4,086.32	$3,296.71	$4,086.32

Net income (loss) per Redeemable Unit*	$(392.37)	$(23.03)	$(895.81)	$44.26

Weighted average Redeemable Units outstanding	35,193.6223	72,169.6521	41,292.3731	76,416.7073

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020			2019

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(120.06)	$(119.23)	$(125.07)	$(13.56)	$(13.34)	$(13.93)
Net investment loss	(13.22)	(9.79)	(8.17)	(9.50)	(5.26)	(2.92)

Increase (decrease) for the period	(133.28)	(129.02)	(133.24)	(23.06)	(18.60)	(16.85)
Net asset value per Redeemable Unit, beginning of period	1,140.38	1,130.80	1,185.10	1,318.94	1,291.57	1,343.45

Net asset value per Redeemable Unit, end of period	$1,007.10	$1,001.78	$1,051.86	$1,295.88	$1,272.97	$1,326.60

	Six Months Ended June 30,
	2020			2019

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(279.37)	$(276.88)	$(290.11)	$1.22	$1.19	$1.18
Net investment loss	(25.28)	(18.00)	(14.40)	(18.38)	(9.99)	(5.34)

Increase (decrease) for the period	(304.65)	(294.88)	(304.51)	(17.16)	(8.80)	(4.16)
Net asset value per Redeemable Unit, beginning of period	1,311.75	1,296.66	1,356.37	1,313.04	1,281.77	1,330.76

Net asset value per Redeemable Unit, end of period	$1,007.10	$1,001.78	$1,051.86	$1,295.88	$1,272.97	$1,326.60

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2020			2019
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.0)%	(3.7)%	(3.1)%	(2.9)%	(1.6)%	(0.9)%

Operating expenses	5.1%	3.8%	3.2%	5.1%	3.7%	3.1%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.1%	3.8%	3.2%	5.1%	3.7%	3.1%

Total return:
Total return before incentive fees	(11.7)%	(11.4)%	(11.2)%	(1.7)%	(1.4)%	(1.3)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(11.7)%	(11.4)%	(11.2)%	(1.7)%	(1.4)%	(1.3)%

	Six Months Ended June 30,
	2020			2019
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.4)%	(3.1)%	(2.5)%	(2.9)%	(1.6)%	(0.8)%

Operating expenses	5.1%	3.8%	3.1%	5.0%	3.7%	3.0%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	5.1%	3.8%	3.1%	5.0%	3.7%	3.0%

Total return:
Total return before incentive fees	(23.2)%	(22.7)%	(22.5)%	(1.3)%	(0.7)%	(0.3)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(23.2)%	(22.7)%	(22.5)%	(1.3)%	(0.7)%	(0.3)%

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(391.15)	$(42.97)	$(904.15)	$3.63
Net investment income (loss)	(1.22)	19.94	8.34	40.63

Increase (decrease) for the period	(392.37)	(23.03)	(895.81)	44.26
Distribution of interest income to feeder funds	(0.72)	(20.83)	(12.47)	(42.16)
Net asset value per Redeemable Unit, beginning of period	3,689.80	4,130.18	4,204.99	4,084.22

Net asset value per Redeemable Unit, end of period	$3,296.71	$4,086.32	$3,296.71	$4,086.32

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	(0.1)%	1.9%	0.4%	2.0%

Operating expenses	0.2%	0.2%	0.3%	0.2%

Total return	(10.6)%	(0.6)%	(21.3)%	1.1%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2020 and 2019 was 6,173 and 17,671, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2020 and 2019 was 7,805 and 16,789, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended June 30, 2020 and 2019 was 1,270 and 1,790, respectively. The monthly average number of metals forward contracts traded by the Master during the six months ended June 30, 2020 and 2019 was 1,409 and 1,717, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended June 30, 2020 and 2019 was $91,525,061 and $255,895,851, respectively. The monthly average notional value of currency forward contracts traded by the Master during the six months ended June 30, 2020 and 2019 was $118,648,205 and $226,536,278, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of June 30, 2020 and December 31, 2019, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2020	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
MS&Co.
Futures	$2,081,423	$(2,081,423)	$-	$-	$-	$-
Forwards	1,488,855	(1,488,855)	-	-	-	-

	3,570,278	(3,570,278)	-	-	-	-
JPMorgan
Forwards	293,390	(293,390)	-	-	-	-

Total assets	$3,863,668	$(3,863,668)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(2,450,835)	$2,081,423	$(369,412)	$-	$369,412	$-
Forwards	(3,288,972)	1,488,855	(1,800,117)	-	1,800,117	-

	(5,739,807)	3,570,278	(2,169,529)	-	2,169,529	-
JPMorgan
Forwards	(597,441)	293,390	(304,051)	-	304,051	-

Total liabilities	$(6,337,248)	$3,863,668	$(2,473,580)	$-	$2,473,580	$-

Net fair value						$-	*

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2019	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
MS&Co.
Futures	$6,198,249	$(6,198,249)	$-	$-	$-	$-
Forwards	1,781,416	(1,781,416)	-	-	-	-

	7,979,665	(7,979,665)	-	-	-	-
JPMorgan
Forwards	1,138,504	(710,829)	427,675	-	-	427,675

Total assets	$9,118,169	$(8,690,494)	$427,675	$-	$-	$427,675

Liabilities
MS&Co.
Futures	$(7,067,478)	$6,198,249	$(869,229)	$-	$869,229	$-
Forwards	(4,260,057)	1,781,416	(2,478,641)	-	2,478,641	-

	(11,327,535)	7,979,665	(3,347,870)	-	3,347,870	-
JPMorgan
Forwards	(710,829)	710,829	-	-	-	-

Total liabilities	$(12,038,364)	$8,690,494	$(3,347,870)	$-	$3,347,870	$-

Net fair value						$427,675	*

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

The Master has netting agreements with both MS&Co. and JPMorgan. The “Net unrealized appreciation on open forward contracts” or “Net unrealized depreciation on open forward contracts” as presented on the Statements of Financial Condition, as applicable, is the net of the amounts presented in the tables above for MS&Co. and JPMorgan.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020
Assets
Futures Contracts
Currencies	$452,550
Energy	224,382
Grains	44,233
Indices	280,716
Interest Rates U.S.	169,281
Interest Rates Non-U.S.	758,255
Livestock	32,315
Metals	24,362
Softs	95,329

Total unrealized appreciation on open futures contracts	2,081,423

Liabilities
Futures Contracts
Currencies	(191,627)
Energy	(968,631)
Grains	(143,744)
Indices	(327,462)
Interest Rates U.S.	(961)
Interest Rates Non-U.S.	(43,594)
Livestock	(1,388)
Metals	(390,090)
Softs	(383,338)

Total unrealized depreciation on open futures contracts	(2,450,835)

Net unrealized depreciation on open futures contracts	$(369,412)	*

Assets
Forward Contracts
Currencies	$293,390
Metals	1,488,855

Total unrealized appreciation on open forward contracts	1,782,245

Liabilities
Forward Contracts
Currencies	(597,441)
Metals	(3,288,972)

Total unrealized depreciation on open forward contracts	(3,886,413)

Net unrealized depreciation on open forward contracts	$(2,104,168)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Sector
Currencies	$(2,376,592)		$9,265		$(9,082,761)		$1,037,470
Energy	(2,278,476)		(6,204,826)		(6,081,618)		(13,038,523)
Grains	827,423		(3,127,999)		1,321,042		292,568
Indices	(2,580,327)		1,861,069		(19,994,457)		5,428,425
Interest Rates U.S.	134,640		2,635,101		4,121,506		2,872,217
Interest Rates Non-U.S.	453,205		7,731,667		(282,928)		11,051,597
Livestock	178,166		(2,449,355)		1,414,781		(3,432,815)
Metals	(6,866,530)		(2,749,020)		(5,811,308)		(3,925,625)
Softs	(974,732)		(524,190)		(3,041,268)		133,731

Total	$(13,483,223)	***	$(2,818,288)	***	$(37,437,011)	***	$419,045	***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2020 and December 31, 2019 and for the periods ended June 30, 2020 and 2019, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

June 30, 2020	Total	Level 1	Level 2	Level 3

Assets
Futures	$2,081,423	$2,081,423	$-	$-
Forwards	1,782,245	-	1,782,245	-

Total assets	$3,863,668	$2,081,423	$1,782,245	$-

Liabilities
Futures	$2,450,835	$2,450,835	$-	$-
Forwards	3,886,413	-	3,886,413	-

Total liabilities	$6,337,248	$2,450,835	$3,886,413	$-

December 31, 2019	Total	Level 1	Level 2	Level 3

Assets
Futures	$6,198,249	$6,198,249	$-	$-
Forwards	2,919,920	-	2,919,920	-

Total assets	$9,118,169	$6,198,249	$2,919,920	$-

Liabilities
Futures	$7,067,478	$7,067,478	$-	$-
Forwards	4,970,886	-	4,970,886	-

Total liabilities	$12,038,364	$7,067,478	$4,970,886	$-

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 3.5% to 27.3% of the Master’s contracts are traded OTC.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events, other than disclosed below, requiring adjustment to or disclosure in the financial statements.

Effective July 1, 2020, the ongoing selling agent fee paid by the Fund to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 2.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units.

Additionally, effective July 1, 2020, the general partner administrative fee paid by the Fund to the General Partner was reduced for all limited partners from a monthly rate of 1/12th of 1.00% of month-end adjusted net assets per class to a monthly rate of 1/12th of 0.75% of month-end adjusted net assets per class.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its subscriptions receivable and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2020.

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

For the six months ended June 30, 2020, Partnership capital decreased 41.5% from $128,618,055 to $75,207,212. This decrease was attributable to redemptions of 22,974.1610 Redeemable Units of Class A totaling $25,426,190, redemptions of 377.0000 Redeemable Units of Class D totaling $396,555, redemptions of 63.1430 Redeemable Units of Class Z totaling $68,398 and a net loss of $27,519,700.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2020, the Master’s capital decreased 55.6% from $205,402,609 to $91,275,803. This decrease was attributable to redemptions of 21,237.7169 units totaling $76,786,270, distributions of interest income to feeder funds totaling $514,965 and a net loss of $37,092,507. This decrease was partially offset by subscriptions of 77.3320 units totaling $266,936. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2020, the net asset value per Redeemable Unit for Class A decreased 11.7% from $1,140.38 to $1,007.10, as compared to a decrease of 1.7% in the second quarter of 2019. During the Partnership’s second quarter of 2020, the net asset value per Redeemable Unit for Class D decreased 11.4% from $1,130.80 to $1,001.78, as compared to a decrease of 1.4% in the second quarter of 2019. During the Partnership’s second quarter of 2020, the net asset value per Redeemable Unit for Class Z decreased 11.2% from $1,185.10 to $1,051.86, as compared to a decrease of 1.3% in the second quarter of 2019. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2020 of $9,893,412. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, metals and softs and were partially offset by gains in grains, U.S. and non-U.S. interest rates and livestock. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2019 of $1,653,312. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, livestock, metals and softs and were partially offset by gains in currencies, indices and U.S. and non-U.S. interest rates.

During the second quarter, the most notable losses for the quarter were recorded within the metals sector during May and June from short positions in silver futures as prices for precious metals trended higher. Additional losses were incurred from short positions in copper and aluminum futures. Within the currency sector, losses were incurred throughout the quarter from short positions in the euro as its value advanced against the U.S. dollar. Further losses were incurred from positions in the Australian, Canadian, and New Zealand dollars. Within the global stock index sector, losses were incurred throughout the quarter from short positions in European, Asian, and U.S. equity index futures as stock prices rallied amid signs of easing global quarantine conditions. Within the energy sector, losses were incurred during May and June from short positions in crude oil and its refined products as prices surged, rebounding from April’s lows, on expectations that demand will begin to pick up. Mitigating energy gains were recorded from short positions in natural gas. Within the agricultural complex, losses were incurred during May and June from positions in sugar, cotton, and cocoa futures. A portion of the Partnership’s losses for the quarter was offset by gains experienced within the global interest rate sector during April and June from long positions in U.S. and European fixed income futures as safe-haven demand strengthened, boosting prices.

During the Partnership’s six months ended June 30, 2020, the net asset value per Redeemable Unit for Class A decreased 23.2% from $1,311.75 to $1.007.10, as compared to a decrease of 1.3% in the six months ended June 30, 2019. During the Partnership’s six months ended June 30, 2020, the net asset value per Redeemable Unit for Class D decreased 22.7% from $1,296.66 to $1,001.78, as compared to a decrease of 0.7% in the six months ended June 30, 2019. During the Partnership’s six months ended June 30, 2020, the net asset value per Redeemable Unit for Class Z decreased 22.5% from $1,356.37 to $1,051.86, as compared to a decrease of 0.3% in the six months ended June 30, 2019. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2020 of $25,283,179. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, non-U.S. interest rates, metals and softs and were partially offset by gains in grains, U.S. interest rates and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the six months ended June 30, 2019 of $250,861. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and metals.

During the first six months of the year, the most significant losses were incurred within the global stock index sector during February and March from long positions in European, U.S., and Asian equity index futures as equity prices fell at historic rates due to investor panic amid the COVID-19 coronavirus. Further losses were recorded from short futures positions in global stock indices during the second quarter as equity prices rebounded. Within the currency sector, losses were incurred primarily during March from short positions in the British pound and long positions in the Mexican peso versus the U.S. dollar as the value of the dollar fluctuated. Smaller currency losses were recorded from positions in several emerging market currencies, as well as in the Canadian dollar. Within the metals sector, losses were incurred primarily during May and June from short positions in silver futures as prices for precious metals trended higher. Additional losses were incurred from short positions in copper and platinum futures. Within the energy sector, losses were incurred during January and February from long positions in crude oil and its related products as prices declined as fears about a full-blown conflict between the U.S. and Iran subsided. Additional losses were incurred during May and June from short positions in crude oil and its refined products as prices surged, rebounding from April’s lows, on expectations that demand will begin to pick up. Gains in natural gas throughout the first six months of the year modestly mitigated such losses. In the agricultural markets, losses were recorded during March and June from positions in both the grains and soft commodity markets. The Partnership’s overall trading losses for the first six months of the year were partially offset by trading gains recorded during January, February, April, and June within the global interest rate sector from long positions in global bond futures as investors sought out safe-haven investments.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three and six months ended June 30, 2020 decreased by $881,024 and $1,516,090, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower interest rates and lower average net assets during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2020 decreased by $345,077 and $578,654, respectively, as compared to the corresponding periods in 2019. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2020 decreased by $309,585 and $532,386, respectively, as compared to the corresponding periods in 2019. The decrease in management fees was due to lower average net assets per Class during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2020 decreased by $206,391 and $354,925, respectively, as compared to the corresponding periods in 2019. The decrease in General Partner fees was due to lower average net assets per Class during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2020 and 2019. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended June 30, 2020 and for the twelve months ended December 31, 2019. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of June 30, 2020, the Master’s total capitalization was $91,275,803 and the Partnership owned approximately 82.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2020 was as follows:

June 30, 2020

			Three Months Ended June 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,794,308	1.97%	$5,936,004	$1,529,470	$4,264,349
Energy	2,453,598	2.69	3,056,104	1,439,845	2,255,050
Grains	627,451	0.69	991,564	625,616	805,494
Indices	2,472,556	2.71	3,185,051	1,260,933	2,371,770
Interest Rates U.S.	997,156	1.09	1,089,787	564,594	832,657
Interest Rates Non-U.S.	1,741,125	1.91	3,120,784	1,147,883	1,552,772
Livestock	68,497	0.08	652,773	68,497	398,538
Metals	2,623,627	2.87	6,197,883	2,623,627	4,128,954
Softs	970,755	1.06	1,412,910	745,227	1,094,312

Total	$13,749,073	15.07%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2020, there were no subscriptions. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	2,218.3490	$1,132.66	N/A	N/A	N/A	N/A	N/A	N/A
May 1, 2020 - May 31, 2020	6,571.4090	$1,058.57	377.0000	$1,051.87	38.1430	$1,103.77	N/A	N/A
June 1, 2020 - June 30, 2020	3,407.1070	$1,007.10	N/A	N/A	25.0000	$1,051.86	N/A	N/A
	12,196.8650	$1,057.67	377.0000	$1,051.87	63.1430	$1,083.22

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

Item 3. Defaults Upon Senior Securities. – None.

Item 4. Mine Safety Disclosures. – Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: August 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.