Form 10-Q
period 2020-09-30
CERES ABINGDON L.P.
filed 2020-11-12
CIK 1386164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes        No X

As of October 31, 2020, there were 49,979.9807 Limited Partnership Class A Redeemable Units outstanding, 499.7386 Limited Partnership Class D Redeemable Units outstanding and 96.5892 Limited Partnership Class Z Redeemable Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Abingdon L.P.

Statements of Financial Condition

	September 30, 2020 (Unaudited)	December 31, 2019

Assets:
Investment in the Master(1), at fair value	$51,647,226	$128,504,409
Redemptions receivable from the Master	1,872,832	1,274,473
Cash at MS&Co.	309,290	340,290

Total assets	$53,829,348	$130,119,172

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$43,808	$207,853
Management fees	66,967	162,062
General Partner fees	33,484	108,041
Professional fees	211,697	261,695
Redemptions payable to Limited Partners	1,712,520	761,466

Total liabilities	2,068,476	1,501,117

Partners’ Capital:
General Partner, Class Z, 1,072.8890 Redeemable Units outstanding at September 30, 2020 and December 31, 2019	1,042,835	1,455,237
Limited Partners, Class A, 54,037.4987 and 92,267.0207 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	50,162,411	121,031,295
Limited Partners, Class D, 499.7386 and 4,532.8096 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	461,743	5,877,521
Limited Partners, Class Z, 96.5892 and 187.2652 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	93,883	254,002

Total partners’ capital (net asset value)	51,760,872	128,618,055

Total liabilities and partners’ capital	$53,829,348	$130,119,172

Net asset value per Redeemable Unit:
Class A	$928.29	$1,311.75

Class D	$923.97	$1,296.66

Class Z	$971.99	$1,356.37

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income allocated from the Master	$12,831	$730,041	$367,947	$2,601,247

Expenses:
Expenses allocated from the Master	62,224	91,880	205,305	227,042
Ongoing selling agent fees	151,527	744,087	1,150,315	2,321,529
Management fees	232,892	602,367	1,014,154	1,916,015
General Partner fees	116,446	401,578	637,287	1,277,344
Professional fees	52,105	115,563	199,770	360,756

Total expenses	615,194	1,955,475	3,206,831	6,102,686

Net investment loss	(602,363)	(1,225,434)	(2,838,884)	(3,501,439)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(5,853,020)	13,342,893	(31,718,718)	5,345,539
Net change in unrealized gains (losses) on open contracts allocated from the Master	1,170,249	(333,604)	1,752,768	7,914,611

Total trading results	(4,682,771)	13,009,289	(29,965,950)	13,260,150

Net income (loss)	$(5,285,134)	$11,783,855	$(32,804,834)	$9,758,711

Net income (loss) per Redeemable Unit:*
Class A	$(78.81)	$90.00	$(383.46)	$72.84

Class D	$(77.81)	$92.68	$(372.69)	$83.88

Class Z	$(79.87)	$99.26	$(384.38)	$95.10

Weighted average Redeemable Units outstanding:
Class A	61,663.7284	101,684.7684	76,929.1559	109,438.5334

Class D	2,384.4526	11,383.5093	3,774.8017	15,736.6548

Class Z	1,187.8335	1,735.2312	1,231.8092	2,304.2346

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Ceres Abingdon L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$156,601,179	119,266.5507	$22,960,575	17,913.2276	$3,556,205	2,672.3182	$183,117,959	139,852.0965
Subscriptions - Limited Partners	331,970	251.6910	-	-	-	-	331,970	251.6910
Redemptions - General Partner	-	-	-	-	(635,014)	(434.8940)	(635,014)	(434.8940)
Redemptions - Limited Partners	(29,594,075)	(22,041.1350)	(18,556,248)	(13,380.4180)	(1,287,677)	(937.4380)	(49,438,000)	(36,358.9910)
Net income (loss)	7,752,705	-	1,785,922	-	220,084	-	9,758,711	-

Partners’ Capital, September 30, 2019	$135,091,779	97,477.1067	$6,190,249	4,532.8096	$1,853,598	1,299.9862	$143,135,626	103,309.9025

Partners’ Capital, June 30, 2019	$135,382,989	104,471.9507	$22,802,983	17,913.2276	$3,094,793	2,332.8822	$161,280,765	124,718.0605
Subscriptions - Limited Partners	57,317	40.6410	-	-	-	-	57,317	40.6410
Redemptions - General Partner	-	-	-	-	(410,001)	(272.8390)	(410,001)	(272.8390)
Redemptions - Limited Partners	(9,969,739)	(7,035.4850)	(18,556,248)	(13,380.4180)	(1,050,323)	(760.0570)	(29,576,310)	(21,175.9600)
Net income (loss)	9,621,212	-	1,943,514	-	219,129	-	11,783,855	-

Partners’ Capital, September 30, 2019	$135,091,779	97,477.1067	$6,190,249	4,532.8096	$1,853,598	1,299.9862	$143,135,626	103,309.9025

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$121,031,295	92,267.0207	$5,877,521	4,532.8096	$1,709,239	1,260.1542	$128,618,055	98,059.9845
Redemptions - Limited Partners	(40,087,045)	(38,229.5220)	(3,869,959)	(4,033.0710)	(95,345)	(90.6760)	(44,052,349)	(42,353.2690)
Net income (loss)	(30,781,839)	-	(1,545,819)	-	(477,176)	-	(32,804,834)	-

Partners’ Capital, September 30, 2020	$50,162,411	54,037.4987	$461,743	499.7386	$1,136,718	1,169.4782	$51,760,872	55,706.7155

Partners’ Capital, June 30, 2020	$69,784,912	69,292.8597	$4,163,210	4,155.8096	$1,259,090	1,197.0112	$75,207,212	74,645.6805
Redemptions - Limited Partners	(14,660,855)	(15,255.3610)	(3,473,404)	(3,656.0710)	(26,947)	(27.5330)	(18,161,206)	(18,938.9650)
Net income (loss)	(4,961,646)	-	(228,063)	-	(95,425)	-	(5,285,134)	-

Partners’ Capital, September 30, 2020	$50,162,411	54,037.4987	$461,743	499.7386	$1,136,718	1,169.4782	$51,760,872	55,706.7155

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. As of September 30, 2020, all trading decisions for the Partnership are made by Winton Capital Management Limited (the “Advisor”).

During the reporting periods ended September 30, 2020 and 2019, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A (“JPMorgan”) was also a foreign exchange forward contract counterparty for the Master.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2020.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

On April 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to April 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units did not change. “Class D” Redeemable Units and “Class Z” Redeemable Units were first issued on April 1, 2011 and August 1, 2011, respectively. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to limited partners who receive advisory services from Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and certain employees of Morgan Stanley and its subsidiaries (and their family members). Class A Redeemable Units, Class D Redeemable Units, and Class Z Redeemable Units are identical, except that Class D Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the net assets of Class D as of the end of each month, which differs from the Class A monthly ongoing selling agent fee. Effective July 1, 2020, Class A Redeemable Units are subject to a monthly ongoing selling agent fee equal to 1/12th of 1.00% (a 1.00% annual rate) of the net assets of Class A as of the end of each month. Prior to July 1, 2020, Class A Redeemable Units were subject to a monthly ongoing selling agent fee equal to 1/12th of 2.00% (a 2.00% annual rate) of the net assets of Class A as of the end of each month. Class Z Redeemable Units are not subject to a monthly ongoing selling agent fee.

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

At September 30, 2020 and December 31, 2019, the Partnership owned approximately 100% and 62.5%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and non-U.S. commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2020, and the results of its operations and the changes in partners’ capital for the three and nine months ended September 30, 2020 and 2019. These financial statements present the results for interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2020 and 2019, the Partnership carried no debt and substantially all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co and/or JPMorgan, as applicable. At September 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $7,960,551 and $32,343,512, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $1,246,853 (cost of $1,202,715) and $5,683,449 (cost of $5,580,696) as of September 30, 2020 and December 31, 2019, respectively.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2020 and December 31, 2019 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2020 and 2019 are presented below:

CMF Winton Master L.P.

Statements of Financial Condition

	September 30, 2020 (Unaudited)	December 31, 2019
Assets:
Equity in trading accounts:
Unrestricted cash	$62,230,811	$182,012,280
Restricted cash	7,960,551	32,343,512

Total equity in trading accounts	70,191,362	214,355,792

Total assets	$70,191,362	$214,355,792

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$522,193	$869,229
Net unrealized depreciation on open forward contracts	398,414	2,050,966
Accrued expenses:
Professional fees	66,180	59,679
Redemptions payable	17,560,253	5,973,309

Total liabilities	18,547,040	8,953,183

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at
September 30, 2020 and December 31, 2019	-	-
Limited Partners, 16,848.7383 and 48,847.3360 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	51,644,322	205,402,609

Total partners’ capital (net asset value)	51,644,322	205,402,609

Total liabilities and partners’ capital	$70,191,362	$214,355,792

Net asset value per Redeemable Unit	$3,065.17	$4,204.99

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	280	$(270,724)	(0.53)%
Energy	22	(43,047)	(0.08)
Grains	158	158,829	0.31
Indices	57	(33,277)	(0.07)
Interest Rates U.S.	258	34,711	0.07
Interest Rates Non-U.S.	2,764	493,303	0.96
Livestock	52	31,275	0.06
Metals	151	(613,093)	(1.19)
Softs	98	(20,019)	(0.04)

Total futures contracts purchased		(262,042)	(0.51)

Futures Contracts Sold
Currencies	115	(40,258)	(0.08)
Energy	343	(166,607)	(0.32)
Grains	95	(181,563)	(0.35)
Indices	83	125,998	0.24
Interest Rates Non-U.S.	3	(3,766)	(0.01)
Metals	2	(2,575)	(0.00)*
Softs	13	8,620	0.02

Total futures contracts sold		(260,151)	(0.50)

Net unrealized depreciation on open futures contracts		$(522,193)	(1.01)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$17,285,482	$228,000	0.44%
Metals	74	205,883	0.40

Total unrealized appreciation on open forward contracts		433,883	0.84

Unrealized Depreciation on Open Forward Contracts
Currencies	$17,751,382	(222,331)	(0.43)
Metals	296	(609,966)	(1.18)

Total unrealized depreciation on open forward contracts		(832,297)	(1.61)

Net unrealized depreciation on open forward contracts		$(398,414)	(0.77)%

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

* Due to rounding.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

CMF Winton Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$16,096	$1,090,278	$572,714	$4,435,924

Expenses:
Clearing fees	62,782	122,086	238,146	331,631
Professional fees	15,750	15,750	52,500	47,250

Total expenses	78,532	137,836	290,646	378,881

Net investment income (loss)	(62,436)	952,442	282,068	4,057,043

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(7,348,455)	20,040,311	(45,234,156)	5,127,571
Net change in unrealized gains (losses) on open contracts	1,492,283	(1,501,828)	1,940,973	13,829,957

Total trading results	(5,856,172)	18,538,483	(43,293,183)	18,957,528

Net income (loss)	(5,918,608)	19,490,925	(43,011,115)	23,014,571
Subscriptions - Limited Partners	779,600	3,557,318	1,046,536	4,564,935
Redemptions - Limited Partners	(34,477,536)	(71,496,294)	(111,263,806)	(139,454,527)
Distribution of interest income to feeder funds	(14,937)	(1,018,946)	(529,902)	(4,240,720)

Net increase (decrease) in Partners’ Capital	(39,631,481)	(49,466,997)	(153,758,287)	(116,115,741)
Partners’ Capital, beginning of period	91,275,803	272,550,870	205,402,609	339,199,614

Partners’ Capital, end of period	$51,644,322	$223,083,873	$51,644,322	$223,083,873

Net asset value per Redeemable Unit (16,848.7383 and 50,650.5653 Redeemable Units outstanding at September 30, 2020 and 2019, respectively)	$3,065.17	$4,404.37	$3,065.17	$4,404.37

Net income (loss) per Redeemable Unit*	$(230.94)	$336.84	$(1,125.04)	$381.59

Weighted average Redeemable Units outstanding	24,986.7033	54,220.5443	35,857.1499	69,017.9863

* Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	2020			2019

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(69.52)	$(69.12)	$(72.64)	$101.25	$99.23	$103.51
Net investment loss	(9.29)	(8.69)	(7.23)	(11.25)	(6.55)	(4.25)

Increase (decrease) for the period	(78.81)	(77.81)	(79.87)	90.00	92.68	99.26
Net asset value per Redeemable Unit, beginning of period	1,007.10	1,001.78	1,051.86	1,295.88	1,272.97	1,326.60

Net asset value per Redeemable Unit, end of period	$928.29	$923.97	$971.99	$1,385.88	$1,365.65	$1,425.86

	Nine Months Ended September 30,
	2020			2019

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(348.22)	$(345.88)	$(362.75)	$102.32	$99.99	$104.31
Net investment loss	(35.24)	(26.81)	(21.63)	(29.48)	(16.11)	(9.21)

Increase (decrease) for the period	(383.46)	(372.69)	(384.38)	72.84	83.88	95.10
Net asset value per Redeemable Unit, beginning of period	1,311.75	1,296.66	1,356.37	1,313.04	1,281.77	1,330.76

Net asset value per Redeemable Unit, end of period	$928.29	$923.97	$971.99	$1,385.88	$1,365.65	$1,425.86

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended September 30,
	2020			2019
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.0)%	(4.4)%	(3.0)%	(3.3)%	(2.3)%	(1.4)%

Operating expenses	4.0%	4.5%	3.1%	5.1%	4.6%	3.6%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	4.0%	4.5%	3.1%	5.1%	4.6%	3.6%

Total return:
Total return before incentive fees	(7.8)%	(7.8)%	(7.6)%	6.9%	7.3%	7.5%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(7.8)%	(7.8)%	(7.6)%	6.9%	7.3%	7.5%

	Nine Months Ended September 30,
	2020			2019
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.3)%	(3.4)%	(2.5)%	(3.0)%	(1.8)%	(0.9)%

Operating expenses	4.9%	4.0%	3.1%	5.1%	4.0%	3.2%
Incentive fees	-%	-%	-%	-%	-%	-%

Total expenses	4.9%	4.0%	3.1%	5.1%	4.0%	3.2%

Total return:
Total return before incentive fees	(29.2)%	(28.7)%	(28.3)%	5.5%	6.5%	7.1%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(29.2)%	(28.7)%	(28.3)%	5.5%	6.5%	7.1%

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(228.44)	$319.27	$(1,132.91)	$322.81
Net investment income (loss)	(2.50)	17.57	7.87	58.78

Increase (decrease) for the period	(230.94)	336.84	(1,125.04)	381.59
Distribution of interest income to feeder funds	(0.60)	(18.79)	(14.78)	(61.44)
Net asset value per Redeemable Unit, beginning of period	3,296.71	4,086.32	4,204.99	4,084.22

Net asset value per Redeemable Unit, end of period	$3,065.17	$4,404.37	$3,065.17	$4,404.37

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ratios to Average Limited Partners’ Capital:**
Net investment income (loss)***	(0.3)%	1.5%	0.3%	1.9%

Operating expenses	0.4%	0.2%	0.3%	0.2%

Total return	(7.0)%	8.2%	(26.8)%	9.3%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended September 30, 2020 and 2019 was 5,102 and 19,348, respectively. The monthly average number of futures contracts traded by the Master during the nine months ended September 30, 2020 and 2019 was 6,904 and 17,642, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended September 30, 2020 and 2019 was 652 and 1,474, respectively. The monthly average number of metals forward contracts traded by the Master during the nine months ended September 30, 2020 and 2019 was 1,157 and 1,636, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended September 30, 2020 and 2019 was $47,068,241 and $206,938,261, respectively. The monthly average notional value of currency forward contracts traded by the Master during the nine months ended September 30, 2020 and 2019 was $94,788,217 and $220,003,606, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of September 30, 2020 and December 31, 2019, respectively.

September 30, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$1,206,865	$(1,206,865)	$-	$-	$-	$-
Forwards	206,218	(206,218)	-	-	-	-

	1,413,083	(1,413,083)	-	-	-	-

JPMorgan
Forwards	227,665	(222,209)	5,456	-	-	5,456

Total assets	$1,640,748	$(1,635,292)	$5,456	$-	$-	$5,456

Liabilities
MS&Co.
Futures	$(1,729,058)	$1,206,865	$(522,193)	$-	$522,193	$-
Forwards	(610,088)	206,218	(403,870)	-	403,870	-

	(2,339,146)	1,413,083	(926,063)	-	926,063	-

JPMorgan
Forwards	(222,209)	222,209	-	-	-	-

Total liabilities	$(2,561,355)	$1,635,292	$(926,063)	$-	$926,063	$-

Net fair value						$5,456	*

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$6,198,249	$(6,198,249)	$-	$-	$-	$-
Forwards	1,781,416	(1,781,416)	-	-	-	-

	7,979,665	(7,979,665)	-	-	-	-

JPMorgan
Forwards	1,138,504	(710,829)	427,675	-	-	427,675

Total assets	$9,118,169	$(8,690,494)	$427,675	$-	$-	$427,675

Liabilities
MS&Co.
Futures	$(7,067,478)	$6,198,249	$(869,229)	$-	$869,229	$-
Forwards	(4,260,057)	1,781,416	(2,478,641)	-	2,478,641	-

	(11,327,535)	7,979,665	(3,347,870)	-	3,347,870	-

JPMorgan
Forwards	(710,829)	710,829	-	-	-	-

Total liabilities	$(12,038,364)	$8,690,494	$(3,347,870)	$-	$3,347,870	$-

Net fair value						$427,675	*

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of the Master’s derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020
Assets
Futures Contracts
Currencies	$10,628
Energy	137,989
Grains	169,780
Indices	149,966
Interest Rates U.S.	45,149
Interest Rates Non-U.S.	528,635
Livestock	40,993
Metals	94,645
Softs	29,080

Total unrealized appreciation on open futures contracts	1,206,865

Liabilities
Futures Contracts
Currencies	(321,610)
Energy	(347,643)
Grains	(192,514)
Indices	(57,245)
Interest Rates U.S.	(10,438)
Interest Rates Non-U.S.	(39,098)
Livestock	(9,718)
Metals	(710,313)
Softs	(40,479)

Total unrealized depreciation on open futures contracts	(1,729,058)

Net unrealized depreciation on open futures contracts	$(522,193)	*

Assets
Forward Contracts
Currencies	$228,000
Metals	205,883

Total unrealized appreciation on open forward contracts	433,883

Liabilities
Forward Contracts
Currencies	(222,331)
Metals	(609,966)

Total unrealized depreciation on open forward contracts	(832,297)

Net unrealized depreciation on open forward contracts	$(398,414)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020		2019
Sector
Currencies	$(1,268,631)		$6,885,809	$(10,351,392)		$7,923,279
Energy	(1,189,146)		(1,287,178)	(7,270,764)		(14,325,701)
Grains	(314,731)		604,917	1,006,311		897,485
Indices	(430,896)		869,913	(20,425,353)		6,298,338
Interest Rates U.S.	185,320		4,765,039	4,306,826		7,637,256
Interest Rates Non-U.S.	409,553		7,017,465	126,625		18,069,062
Livestock	24,593		(617,023)	1,439,374		(4,049,838)
Metals	(2,307,659)		(775,280)	(8,118,967)		(4,700,905)
Softs	(964,575)		1,074,821	(4,005,843)		1,208,552

Total	$(5,856,172	) ***	$18,538,483 ***	$(43,293,183	) ***	$18,957,528 ***

***	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills and non-exchange-traded forward contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2020 and December 31, 2019 and for the periods ended September 30, 2020 and 2019, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

September 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,206,865	$1,206,865	$-	$-
Forwards	433,883	-	433,883	-

Total assets	$1,640,748	$1,206,865	$433,883	$-

Liabilities
Futures	$1,729,058	$1,729,058	$-	$-
Forwards	832,297	-	832,297	-

Total liabilities	$2,561,355	$1,729,058	$832,297	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$6,198,249	$6,198,249	$-	$-
Forwards	2,919,920	-	2,919,920	-

Total assets	$9,118,169	$6,198,249	$2,919,920	$-

Liabilities
Futures	$7,067,478	$7,067,478	$-	$-
Forwards	4,970,886	-	4,970,886	-

Total liabilities	$12,038,364	$7,067,478	$4,970,886	$-

Ceres Abingdon L.P.

Notes to Financial Statements

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instrument, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that, at any given time, approximately 2.9% to 12.5% of the Master’s contracts are traded OTC.

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

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metal. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its subscriptions receivable and equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2020.

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

For the nine months ended September 30, 2020, Partnership capital decreased 59.8% from $128,618,055 to $51,760,872. This decrease was attributable to redemptions of 38,229.5220 Redeemable Units of Class A totaling $40,087,045, redemptions of 4,033.0710 Redeemable Units of Class D totaling $3,869,959, redemptions of 90.6760 Redeemable Units of Class Z totaling $95,345 and a net loss of $32,804,834.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2020, the Master’s capital decreased 74.9% from $205,402,609 to $51,644,322. This decrease was attributable to redemptions of 32,312.4079 units totaling $111,263,806, distributions of interest income to feeder funds totaling $529,902 and a net loss of $43,011,115. This decrease was partially offset by subscriptions of 313.8102 units totaling $1,046,536. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2020, the net asset value per Redeemable Unit for Class A decreased 7.8% from $1,007.10 to $928.29, as compared to an increase of 6.9% in the third quarter of 2019. During the Partnership’s third quarter of 2020, the net asset value per Redeemable Unit for Class D decreased 7.8% from $1,001.78 to $923.97, as compared to an increase of 7.3% in the third quarter of 2019. During the Partnership’s third quarter of 2020, the net asset value per Redeemable Unit for Class Z decreased 7.6% from $1,051.86 to $971.99, as compared to an increase of 7.5% in the third quarter of 2019. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the third quarter of 2020 of $4,682,771. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, metals and softs and were partially offset by gains in U.S. and non-U.S. interest rates and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2019 of $13,009,289. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and metals.

During the third quarter, the most notable losses for the quarter were recorded within the metals sector during July and September from short positions in zinc futures as base metals prices advanced on optimism about demand prospects in China, the world’s top metals consumer. Additional losses were incurred during September from long positions in gold and silver futures as prices reversed lower on a strengthening U.S. dollar. Further losses in the metals sector during September were recorded from long positions in lead futures. Within the currency sector, losses were incurred during July from short positions in the British pound and euro versus the U.S. dollar as the relative value of the U.S. dollar decreased amid weak economic data. Additional losses in the currency sector were incurred during September from long positions in the euro versus the U.S. dollar as the relative value of the euro fell as a resurgence of the COVID-19 coronavirus spread through the Eurozone. Losses were also recorded from long positions in the Australian dollar during September as its value was dragged lower by falling gold prices. Within the agricultural sector, losses were incurred primarily during July and August from short positions in coffee and cocoa futures as prices rallied on an outlook for increased consumer demand. Within the energy sector, losses were incurred primarily during August from short positions in natural gas futures as prices advanced on rising liquefied natural gas (LNG) exports, a decline in output and forecasts for warmer weather across the U.S. Within the global stock index sector, losses were incurred primarily during August from short positions in Asian equity index futures as prices advanced amid optimism the coronavirus pandemic may come under control. A portion of the Partnership’s losses for the quarter was offset by gains recorded within the global interest rate sector during July and September from long positions in U.S. and European fixed income as central banks across the globe continued to pledge expanded economic stimulus measures.

During the Partnership’s nine months ended September 30, 2020, the net asset value per Redeemable Unit for Class A decreased 29.2% from $1,311.75 to $928.29, as compared to an increase of 5.5% in the nine months ended September 30, 2019. During the Partnership’s nine months ended September 30, 2020, the net asset value per Redeemable Unit for Class D decreased 28.7% from $1,296.66 to $923.97, as compared to an increase of 6.5% in the nine months ended September 30, 2019. During the Partnership’s nine months ended September 30, 2020, the net asset value per Redeemable Unit for Class Z decreased 28.3% from $1,356.37 to $971.99, as compared to an increase of 7.1% in the nine months ended September 30, 2019. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the nine months ended September 30, 2020 of $29,965,950. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, metals and softs and were partially offset by gains in grains, U.S. and non-U.S. interest rates and livestock. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $13,260,150. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates and softs and were partially offset by losses in energy, livestock and metals.

During the first nine months of the year, the most significant losses were incurred within the global stock index sector during February and March from long positions in European, U.S., and Asian equity index futures as equity prices fell at historic rates due to investor panic amid the COVID-19 coronavirus. Further losses were recorded from short futures positions in global stock indices during the second and third quarters as equity prices rebounded from their first quarter lows. Within the currency sector, losses were incurred primarily during March from short positions in the British pound and long positions in the Mexican peso versus the U.S. dollar as the value of the dollar fluctuated. Smaller currency losses were recorded from positions in several emerging market currencies, as well as in the Canadian dollar. Within the metals sector, losses were incurred primarily during May and June from short positions in silver futures as prices for precious metals trended higher, as well as during September from long silver positons as prices fell on a weaker U.S. dollar. Additional losses were incurred from short positions in copper futures. Within the energy sector, losses were incurred during January and February from long positions in crude oil and its related products as prices declined as fears about a full-blown conflict between the U.S. and Iran subsided. Additional losses were incurred during May and June from short positions in crude oil and its refined products as prices surged, rebounding from April’s lows, on expectations that demand will begin to pick up. Further losses were incurred during August from short positions in natural gas futures as prices advanced on rising liquefied natural gas (LNG) exports, a decline in output and forecasts for warmer weather across the U.S. Gains in natural gas throughout the first six months of the year more than offset such losses. In the agricultural markets, losses were recorded during March and June from positions in both the grains and soft commodity markets. Additional agricultural losses were incurred during July and August from short positions in coffee and cocoa futures as prices rallied on an outlook for increased consumer demand. The Partnership’s overall trading losses for the first nine months of the year were partially offset by trading gains recorded within the global interest rate sector during January, February, April, and June from long positions in global bond futures as investors sought out safe-haven investments. Additional gains in the global interest rate sector were experienced during July and September from long positions in U.S. and European fixed income as central banks across the globe continued to pledge expanded economic stimulus measures.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) brokerage account at MS&Co. during each month is earned at a monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three and nine months ended September 30, 2020 decreased by $717,210 and $2,233,300, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower interest rates and lower average net assets during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon (1) the average daily equity maintained in cash in the Partnership’s and/or the Master’s account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units and Class D Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2020 decreased by $592,560 and $1,171,214, respectively, as compared to the corresponding periods in 2019. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units and Class D Redeemable Units during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the ongoing selling agent fee rate from 1/12th of 2.00% to 1/12th of 1.00% for Class A Redeemable Units effective July 1, 2020.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2020 decreased by $369,475 and $901,861, respectively, as compared to the corresponding periods in 2019. The decrease in management fees was due to lower average net assets per Class during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. These fees are calculated as a percentage of the Partnership’s adjusted net asset value per Class as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2020 decreased by $285,132 and $640,057 respectively, as compared to the corresponding periods in 2019. The decrease in General Partner fees was due to lower average net assets per Class during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the General Partner fees rate from 1/12th of 1.00% to 1/12th of 0.75% effective July 1, 2020.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2020 and 2019. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended September 30, 2020 and for the twelve months ended December 31, 2019. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

As of September 30, 2020, the Master’s total capitalization was $51,644,322 and the Partnership owned approximately 100% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2020 was as follows:

September 30, 2020

				Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,674,671	3.24	%	$1,945,389	$1,136,036	$1,559,472
Energy	1,347,704	2.61		2,624,506	1,347,704	1,917,731
Grains	213,818	0.41		564,409	156,406	307,456
Indices	680,689	1.32		2,267,836	641,561	1,114,963
Interest Rates U.S.	475,900	0.92		975,315	475,900	770,522
Interest Rates Non-U.S.	1,389,100	2.69		1,806,601	1,327,018	1,547,277
Livestock	131,835	0.26		157,894	37,652	95,444
Metals	1,433,185	2.78		2,325,444	1,280,389	1,593,870
Softs	209,621	0.41		886,363	99,457	403,613

Total	$7,556,523	14.64	%

*	Average of daily Values at Risk.

As of December 31, 2019, the Master’s total capitalization was $205,402,609 and the Partnership owned approximately 62.5% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2019 was as follows:

December 31, 2019

				Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,324,535	4.54	%	$17,755,291	$6,924,526	$11,639,472
Energy	3,872,631	1.89		8,028,684	844,457	2,885,712
Grains	1,026,719	0.50		2,784,536	806,781	1,922,603
Indices	5,491,437	2.67		5,495,849	1,577,678	3,665,077
Interest Rates U.S.	704,863	0.34		2,802,566	206,946	1,265,762
Interest Rates Non-U.S.	1,182,887	0.58		4,488,052	1,182,887	2,923,742
Livestock	133,485	0.06		772,200	133,485	370,259
Metals	7,122,912	3.47		7,898,365	2,150,346	5,662,617
Softs	1,148,240	0.56		3,145,874	1,148,240	2,323,227

Total	$30,007,709	14.61	%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7.5 million.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS&Co.’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals, which the First Department denied on July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2020, there were no subscriptions. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used for the trading of commodity interests, including futures and forward contracts.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	9,476.8440	$978.00	1,658.0000	$973.04	N/A	N/A	N/A	N/A
August 1, 2020 - August 31, 2020	3,933.7060	$935.50	1,998.0710	$930.95	27.5330	$978.72	N/A	N/A
September 1, 2020 - September 30, 2020	1,844.8110	$928.29	N/A	N/A	N/A	N/A	N/A	N/A
	15,255.3610	$961.03	3,656.0710	$950.04	27.5330	$978.72

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

Item 3. Defaults Upon Senior Securities. – None.

Item 4. Mine Safety Disclosures. – Not applicable.

Item 5. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: November 12, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 12, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.